Form 10QSB
period 2000-06-30
WINGS & THINGS INC
filed 2000-07-28
CIK 1110482

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File No.000-30529

                             WINGS & THINGS, INC.
            (Exact name of registrant as specified in its charter)

          Nevada                                        87-0464667
  (State of incorporation)                           (I.R.S. Employer
                                                      Identification No.)

                        369 East 900 South, Suite 149
                          Salt Lake City, Utah 84111
                                (801) 323-2395

      (Address and telephone number of principal executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of July 25, 2000, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..........................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations....8

                          PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K .......................9

Signatures.............................................................10

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                             Wings & Things, Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets



   ASSETS
                                                   June 30,      December 31,
                                                     2000            1999
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

Cash(Note 1)                                      $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party(Note 4)                40,000        40,000
                                                  ------------- -------------

  Total Liabilities                                     40,000        40,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 17,000,000 and 17,000,100 shares
issued and outstanding                                  17,000        17,000

Deficit Accumulated During the Development Stage       (57,000)      (57,000)
                                                  ------------- -------------

  Total Stockholders' Equity                           (40,000)      (40,000)
                                                  ------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                             Wings & Things, Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)

                                                                                    From
                                                                                    Inception on
                          For the three  For the three  For the six   For the six   March 11, 1986
                          months ended   months ended   months ended  months ended  Through
                          June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 June 30, 2000
                          -------------- -------------- ------------- ------------- --------------
REVENUES                  $           -  $           -  $          -  $          -  $           -
                          -------------- -------------- ------------- ------------- --------------
EXPENSES
  Depreciation &
    Amortization                      -              -             -             -         17,000
  General & Administrative            -         10,000             -        20,000         40,000
                          -------------- -------------- ------------- ------------- --------------
    TOTAL EXPENSES                    -         10,000             -        20,000         57,000
                          -------------- -------------- ------------- ------------- --------------
NET INCOME(LOSS)          $           -  $     (10,000) $          -  $    (20,000) $     (57,000)
                          ============== ============== ============= ============= ==============
NET LOSS PER SHARE                    -         (0.001)            -        (0.002)        (0.003)
                          ============== ============== ============= ============= ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                17,000,000     17,000,100    17,000,000    17,000,100     17,000,000
                          ============== ============== ============= ============= ==============


                         Wings & Things, Inc.
                    (A Development Stage Company)
                 Consolidated Statement of Cash Flows
                             (Unaudited)

                                                                From
                                    For the six months ended    Inception on
                                             June 30            March 11, 1986
                                    --------------------------- Through
                                       2000          1999       June 30, 2000
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $          -  $    (40,000) $    (57,000)
  Less Non-Cash Items:
  Depreciation & Amortization                  -             -        17,000
  Increase(Decrease) in Accounts
    Payable                                    -        40,000        40,000
                                    ------------- ------------- -------------

  Net Cash Provided(Used) by
  Operating Activities                         -             -             -
                                    ------------- ------------- -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
  Investing Activities                         -             -             -
                                    ------------- ------------- -------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
  Financing Activities                         -             -             -
                                    ------------- ------------- -------------

Increase in Cash                               -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
 Beginning of Period                           -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                                 -             -             -
                                    ============= ============= =============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights $          -  $          -  $     17,000

Cash Paid For:
  Interest                          $          -  $          -  $          -
  Income Taxes                      $          -  $          -  $          -

                         Wings & Things, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2000

GENERAL
-------

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the three months ended March 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

      In this report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

                      FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things's control. These factors include but are not limited to economic conditions generally and in the industries in which Wings & Things may participate; competition within Wings & Things's chosen industry, including competition from much larger competitors; technological advances and failure by Wings & Things to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      We have no assets and have experienced losses from inception. For the six month period ended June 30, 2000, we had no cash on hand, no assets, and total current liabilities of $40,000. The $40,000 account payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by Mutual Ventures Corporation. Management expects to pay off this account payable with cash once we establish revenues or we may convert the debt into common shares. We have no commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by sales of our common shares and/or loans from our directors, officers and shareholders.

      Our management intends to actively pursue business opportunities during the next twelve months. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. In addition, there can be no assurance that we will be successful in finding a desirable business opportunity. We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals.

      Potential investors must recognize that because of our limited capital available for investigation we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

      It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

      If we obtain a business opportunity, it may be necessary to raise additional capital through the sale of our common stock. We have no plans to make a public offering of our common stock at this time. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

      If we fail to raise necessary funds through stock sales, we anticipate we will require debt financing. We have not investigated the availability, source and terms for external financing at this time and have not entered in to any agreements for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


                      PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Part I  Exhibits.

Exhibit         Description
-------         ------------

27              Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                   Wings & Things, Inc.


          7/27/00                        /s/ Anita Patterson
Date: _________________        By: ______________________________________
                                        Anita Patterson, President