Form 10QSB
period 2000-09-30
WINGS & THINGS INC
filed 2000-11-01
CIK 1110482

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                                 --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 000-30529
                   ----------

                             WINGS & THINGS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

              NEVADA                               87-0464667
-------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

369 East 900 South, Suite 149
Salt Lake City, Utah                                   84111
---------------------------------------          -------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ---------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of October 23, 2000
-----------------------------------    ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK             17,000,000 SHARES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                      Consolidated Financial Statements
                              September 30, 2000

                      <Chisholm & Associates letterhead>



                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Wings & Things, Inc.
Salt Lake City, Utah


We have reviewed the accompanying consolidated balance sheet of Wings & Things, Inc. as of September 30, 2000 and the related statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that
should be made to the   financial statements referred to above for them to be
in conformity with generally accepted  accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated April 5, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended September 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


/s/ Chisholm & Associates

Chisholm & Associates
October 27, 2000

                             Wings & Things, Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                         ASSETS
                                                    September 30, December 31,
                                                        2000        1999
                                                    ------------- ------------
                                                     (Unaudited)
CURRENT ASSETS

Cash                                                           0            0
                                                    ------------- ------------
  TOTAL ASSETS                                                 0            0
                                                    ============= ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                          40,000       40,000
                                                    ------------- ------------
  Total Liabilities                                       40,000       40,000
                                                    ------------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 17,000,000 and 17,000,100 shares
issued and outstanding                                    17,000       17,000

Deficit Accumulated During the
Development Stage                                        (57,000)     (57,000)
                                                    ------------- ------------

  Total Stockholders' Equity                             (40,000)     (40,000)
                                                    ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   0            0
                                                    ============= ============

                             Wings & Things, Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)


                                                                                 From
                        For the three  For the three For the nine  For the nine  Inception on
                        months ended   months ended  months ended  months ended  March 11,1986
                        September 30,  September 30, September 30, September 30, Through
                        2000           1999          2000          1999          September 30,2000
                        -------------  ------------- ------------- ------------- -----------------
REVENUES                $          0   $          0  $          0  $          0  $            0

EXPENSES
  Depreciation &
    Amortization                   0              0             0             0          17,000
  General &
    Administrative                 0         10,000             0        30,000          40,000
                        -------------  ------------- ------------- ------------- -----------------

    TOTAL EXPENSES                 0         10,000             0        30,000          57,000
                        -------------  ------------- ------------- ------------- -----------------
NET INCOME(LOSS)        $          0   $    (10,000) $          0  $    (30,000) $      (57,000)
                        =============  ============= ============= ============= =================

NET LOSS PER SHARE                 0         (0.001)            0        (0.002)         (0.003)
                        -------------  ------------- ------------- ------------- -----------------
WEIGHTED AVERAGE
  SHARES OUTSTANDING      17,000,000     17,000,100    17,000,000    17,000,100      17,000,000
                        =============  ============= ============= ============= =================



                             Wings & Things, Inc.
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                               From
                                                 For the nine months ended     Inception on
                                                        September 30           March 11, 1986
                                                 ----------------------------- Through
                                                    2000            1999       September 30, 2000
                                                 -------------- -------------- -----------------
Cash Flows from Operating Activities

  Net Loss                                                   0        (30,000)          (57,000)
  Less Non-Cash Items:
  Depreciation & Amortization                                0              0            17,000
  Increase(Decrease) in Accounts Payable                     0         30,000            40,000
                                                 -------------- -------------- -----------------

  Net Cash Provided(Used) by Operating Activities            0              0                 0
                                                 -------------- -------------- -----------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by Investing Activities            0              0                 0
                                                 -------------- -------------- -----------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by Financing Activities            0              0                 0
                                                 -------------- -------------- -----------------

Increase in Cash                                             0              0                 0
                                                 -------------- -------------- -----------------

Cash and Cash Equivalents at Beginning of Period             0              0                 0
                                                 -------------- -------------- -----------------

Cash and Cash Equivalents at End of Period                   0              0                 0
                                                =============== ============== =================
Supplemental Non-Cash Financing Transactions:
  Stock issued for marketing rights                          0              0            17,000
                                                 -------------- -------------- -----------------
Cash Paid For:
  Interest                                       $           0  $           0  $              0
  Income Taxes                                   $           0  $           0  $              0


                             Wings & Things, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                              September 30, 2000

GENERAL
-------

Wings & Things,Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the three months ended March 31, 2000.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

     In this report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

Forward Looking Statements

      This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things's control. These factors include but are not limited to economic conditions generally and in the market which Wings & Things may participate; competition within Wings & Things's chosen market and failure by Wings & Things to successfully develop business relationships.

Plan of Operations

      Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had no cash on hand and total current liabilities of $40,000. The account payable includes $30,000 in legal and accounting fees paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Wings & Things.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                     PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)   Exhibits
            27 Financial Data Schedule

      (b)   Reports on Form 8-K

            On September 1, 2000 Wings & Things, Inc. filed a Form 8-K under
            Item 4 regarding our change in Certifying Accountant. No financial statements were filed

                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Wings & Things, Inc.



Dated: October 30, 2000               /s/ Anita Patterson
                                      ---------------------------------------
                                      Anita Patterson, President and Director