Form 10KSB
period 2000-12-31
WINGS & THINGS INC
filed 2001-02-16
CIK 1110482

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended December 31, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-30529

                            Wings & Things, Inc.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

      Nevada                                                  87-0464667
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    #149, 369 East 900 South, Salt Lake City, Utah             84111
    ----------------------------------------------           -----------
    (Address of principal executive offices)                 (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenue for its most recent fiscal year: None.

As of February 1, 2001, the registrant had 17,000,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                                    PART I
Item 1. Description of business.............................................3
Item 2. Description of property.............................................7
Item 3. Legal proceedings ..................................................7
Item 4. Submission of matters to a vote of security holders.................7

                                   PART II

Item 5. Market for common equity and related stockholder matters............7
Item 6. Management's discussion and analysis or plan of operations..........7
Item 7. Financial statements ...............................................8
Item 8. Changes in and disagreements with accountants on accounting and financial disclosure ............................................8

                                   PART III

Item 9.  Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act................8
Item 10. Executive compensation.............................................9
Item 11. Security ownership of certain beneficial owners and management.... 9
Item 12. Certain relationships and related transactions ...................10
Item 13. Exhibits..........................................................10

                          FORWARD LOOKING STATEMENTS

      In this annual report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

      This annual report contains certain forward-looking statements. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things's control. These factors include but are not limited to economic conditions generally and in the industries in which Wings & Things may participate; competition within Wings & Things's chosen industry, including competition from much larger competitors; technological advances and failure by Wings & Things to successfully develop business relationships.

                       ITEM 1: DESCRIPTION OF BUSINESS

Business Development

      Wings & Things, Inc. was incorporated in the state of Nevada on December 9, 1997 as the wholly-owned subsidiary of Yellow Pines Corporation, a Utah corporation. On March 10, 2000 Wings & Things merged with Yellow Pines for the sole purpose of changing Yellow Pines' domicile from Utah to Nevada. Yellow Pines was originally incorporated in the state of Utah on March 11, 1986 as WorldNet, Inc. of Utah and was a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation. WorldNet Utah was formed to lease, sell and market the Hystar airship and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and it ceased such activities in 1986. Wings & Things does not have active business operations and remains a subsidiary of Nautilus Entertainment, Inc., now called VIP WorldNet, Inc.

Our Plan

      We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

      Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

      Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

      The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

      Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

      It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

       We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships, and specifically, our relationship with Mutual Ventures Corporation, an investment banking firm, may lead to contacts with these various sources.

       Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part II Item 9:
"Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

       Our management may also hire an outside consultant. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors. We have not established the criteria to be used in selecting such consultants or advisors, the service to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity.

       Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and, they may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

      We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

      (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

      (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

      (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the board of directors or the stockholders.

      A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

      In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

      (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

      (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

      (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

      (5)   The extent to which the business opportunity can be advanced;

      (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

      (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

      (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

      (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

      No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

      We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares might also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

      We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

      We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.

                      ITEM 2: DESCRIPTION OF PROPERTIES

      We do not currently own or lease any property. We utilize office space in the office of one of our shareholders at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.


                          ITEM 3: LEGAL PROCEEDINGS

      We are not a party to any proceedings or threatened proceedings as of the date of this filing.


          ITEM 4: SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.


                    ITEM 5: MARKET PRICE FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

      We have approximately 77 stockholders of record and 1,938,950 common shares are unrestricted and 15,061,050 are restricted shares as that term is defined in Rule 144. We do not have options or warrants outstanding. We do not have a public trading market, however, we intend to apply for a listing on the over-the-counter market. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

None.


      ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      We have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2000 we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is owed to Mutual Ventures Corporation for professional fees incurred during 1999 which Mutual Ventures paid on our behalf. Management expects to satisfy this account with cash once we establish revenues or we may convert the debt into common shares.

       We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. We anticipate that Mutual Ventures will continue to provide investment banking services and advance costs on our behalf. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Also, management anticipates future private placements of our common shares will help fund our operations.

       Our reporting obligations involve considerable time, energy and professional fees. We will incur expenses due to the legal and accounting services required to prepare such reports and the costs of filing such reports with the Securities and Exchange Commission. Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations

       Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock.


                         ITEM 7: FINANCIAL STATEMENTS

       Reference is made to the financial statements for the years ended December 31, 2000 and 1999 which are attached to this Form 10-KSB report.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       As previously reported, on August 4, 2000, Crouch, Bierwolf & Chisholm, C.P.A.s, located in Salt Lake City, Utah, was replaced by Chisholm & Associates as our independent auditor. The decision to change accountants was approved by our Board of Directors. Crouch, Bierwolf & Chisholm had audited our financials statements for March 31, December 31, 1999 and 1998. Crouch Bierwolf & Chisholm's report on such financials, dated April 5, 2000, did not contain an adverse opinion, disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Crouch, Bierwolf & Chisholm on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the prior fiscal year or any subsequent interim period preceding the date of their dismissal.

      Neither we, nor someone on our behalf, consulted with Chisholm & Associates regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements. Nor was a written report or oral advice provided to us that Chisholm & Associates considered was an important factor we relied on in reaching decisions about accounting, auditing or financial reporting issues.


                   ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require one or more directors who serve for terms of one year. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

 Name            Age    Position Held            Director or Officer Since
-----------     ----    -----------------        --------------------------

Anita Patterson  34     President, Director      December 9, 1997

Jeanne Ball      43     Secretary/Treasurer,
                        Director                 February 9, 1998

     Anita Patterson. Ms Patterson was the founding officer and director of Wings & Things. She was the Secretary/Treasurer and a Director of Yellow
Pines Corporation since April 7, 1999.   From 1996 to the present she has
worked as a paralegal specializing in corporate law for Mutual Ventures Corporation. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 and 1987. She is a Director of Earth Products Technologies, Inc., Skinovation Pharmaceutical, Inc. and Globalwise Investments, Inc., which are blank check reporting companies.

      Jeanne Ball. Ms Ball was appointed a director and officer shortly after our incorporation. For the past five years, Ms Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney. She is a Director of Bennion Corporation, Galaxy Specialties, Inc. and Skinovation Pharmaceutical, Inc., which are blank check reporting companies.

b)Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                       ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No person acting in a capacity similar to Chief Executive Officer received compensation during the 2000 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of February 1, 2001.

                          CERTAIN BENEFICIAL OWNERS

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of                  Number of Shares of
Beneficial Owners                    Common Stock         Percentage of Class
-------------------------------      -------------------  -------------------
VIP WorldNet, Inc.                    15,060,450 (1)        88.6%
154 E. Ford Avenue
Salt Lake City, Utah 84124

(1) VIP WorldNet, Inc. holds 15,000,000 shares and its President, Joanne Clinger, beneficially owns 60,450 shares of our common stock.

                                  MANAGEMENT

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of                  Number of Shares of
Beneficial Owners                    Common Stock         Percentage of Class
-------------------------------      -------------------  -------------------

Jeanne Ball                                200                 *
938 Bloomsbury Cove
Murray, Utah 84123

Anita Patterson                            400                 *
588 North West Capitol
Salt Lake City, Utah 84103

All executive officers
 and directors as a group                  600                 *


* Less than 1%


           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

Parent Company

      VIP WorldNet, Inc. is our parent company and beneficially owns 15,060,450 shares of our common stock. Such shares represent 88.6% of our issued and outstanding shares.


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number        Description
--------      -----------

3.1 Articles of Incorporation, dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

3.2 Articles of Merger filed March 10, 2000 (Incorporated by reference to exhibit 2.2 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

3.3 Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

16.1 Letter of Agreement from Crouch, Bierwolf & Chisholm, dated August 31, 2000 (Incorporated by reference to current report on Form 8-K, filed September 1, 2000.)

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Wings & Things, Inc.


              2/15/01                  /s/ Anita Patterson
Date: __________________________   By:______________________________________
                                        Anita Patterson, President and
                                        Director


       Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          2/15/01                    /s/ Jeanne Ball
Date: __________________________   By:__________________________________
                                      Jeanne Ball, Secretary/Treasurer and
                                      Director

                             Wings & Things, Inc.

                      Consolidated Financial Statements

                          December 31, 2000 and 1999

                               C O N T E N T S


Independent Auditor's Report ............................................ 3

Consolidated Balance Sheets ............................................. 4

Consolidated Statements of Operations ................................... 5

Consolidated Statements of Stockholders' Equity ......................... 6

Consolidated Statements of Cash Flows ................................... 8

Notes to the Consolidated Financial Statements .......................... 9

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Wings & Things, Inc.

We have audited the accompanying consolidated balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception March 11, 1986 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and from inception March 11, 1986 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chisholm & Associates


Salt Lake City, Utah
January 22, 2001

                             Wings & Things, Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS
                                                          December 31,
                                                  ---------------------------
                                                       2000          1999
                                                  ------------- -------------

Cash (Note 1)                                     $          -  $          -
                                                  ------------- -------------

  TOTAL  ASSETS                                   $          -  $          -
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts payable - related party (Note 4)               40,000        40,000
                                                  ------------- -------------

  Total Liabilities                                     40,000        40,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 20,000,000
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
                                                  ============= =============


  The accompanying notes are an integral part of these financial statements.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                               From
                                                               Inception on
                                        For the Years Ended    March 11, 1986
                                            December 31,       to December 31,
                                         2000           1999   2000
                                     ------------ ------------ -------------

REVENUES                             $         -  $         -  $          -
                                     ------------ ------------ -------------

EXPENSES

  General & Administrative                     -       40,000        57,000
                                     ------------ ------------ -------------

   TOTAL EXPENSES                              -       40,000        57,000
                                     ------------ ------------ -------------

NET INCOME (LOSS)                    $         -  $   (40,000) $    (57,000)
                                     ============ ============ =============

LOSS PER SHARE                       $         -  $    (0.002) $     (0.003)
                                     ============ ============ =============

WEIGHTED AVERAGE SHARES OUTSTANDING   17,000,000   17,000,100    17,000,000
                                     ============ ============ =============




  The accompanying notes are an integral part of these financial statements.

                             Wings & Things, Inc.
                        (A Development Stage Company)
               Consolidated Statements of Stockholders' Equity
          From Inception on March 11, 1986 through December 31, 2000

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                             Common Stock            Paid-in     Development
                            Shares       Amount      Capital     Stage
                          ------------ ------------- ----------- ------------
Issuance of shares for
 marketing rights          17,000,000  $     17,000  $        -  $         -

Net (loss) for the year
 ended December 31, 1986            -             -           -      (17,000)

Net (loss) for the year
 ended December 31, 1987            -             -           -            -

Net (loss) for the year
 ended December 31, 1988            -             -           -            -

Net (loss) for the year
 ended December 31, 1989            -             -           -            -

Net (loss) for the year
 ended December 31, 1990            -             -           -            -

Net (loss) for the year
 ended December 31, 1991            -             -           -            -

Net (loss) for the year
 ended December 31, 1992            -             -           -            -

Net (loss) for the year
 ended December 31, 1993            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1993  17,000,000        17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 1994            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1994  17,000,000        17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 1995            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1995  17,000,000        17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 1996            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1996  17,000,000        17,000           -      (17,000)

Shares issued in formation
 of Wings & Things, Inc.          100             -           -            -

Net (loss) for the year
 ended December 31, 1997            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1997  17,000,100        17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 1998            -             -           -            -
                          ------------ ------------- ----------- ------------
Balance-December 31, 1998  17,000,100        17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 1999            -             -           -      (40,000)
                          ------------ ------------- ----------- ------------
Balance-December 31, 1999  17,000,100        17,000           -      (57,000)

Cancellation of shares           (100)            -           -            -

Net (loss) for the year
 ended December 31, 2000            -             -           -            -
                          ------------ ------------- ----------- ------------

Balance-December 31, 2000  17,000,000  $     17,000  $        -  $   (57,000)
                          ============ ============= =========== ============


  The accompanying notes are an integral part of these financial statements.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows


                                                               From
                                                               Inception on
                                        For the Years Ended    March 11, 1986
                                            December 31,       to December 31,
                                         2000           1999   2000
                                     ------------ ------------ -------------
Cash Flows From Operating Activities

  Net loss                           $         -  $   (40,000) $    (57,000)
  Less non-cash items:
   Depreciation & amortization                 -            -        17,000
   Increase (decrease) in accounts
      payable                                  -       40,000        40,000
                                     ------------ ------------ -------------

     Net Cash Provided (Used) by
      Operating Activities                     -            -             -
                                     ------------ ------------ -------------

Cash Flows from Investing Activities

     Net Cash Provided (Used) by
      Investing Activities                     -            -             -
                                     ------------ ------------ -------------

Cash Flows from Financing Activities

     Net Cash Provided (Used) by
      Financing Activities                     -            -             -
                                     ------------ ------------ -------------

  Increase in Cash                             -            -             -
                                     ------------ ------------ -------------
Cash and Cash Equivalents at
 Beginning of Period                           -            -             -
                                     ------------ ------------ -------------
Cash and Cash Equivalents at
 End of Period                       $         -  $         -  $          -
                                     ============ ============ =============


Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights  $         -  $         -  $      17,000

Cash paid for:
  Interest                           $         -  $         -  $           -
  Income taxes                       $         -  $         -  $           -



  The accompanying notes are an integral part of these financial statements.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 1 - Summary Of Significant Accounting Policies

       a.     Organization & Consolidation Policy

              Wings & Things, Inc. (the Company), a Nevada corporation, was incorporated on December 9, 1997. On March 10, 2000 the Company merged with Yellow Pines Corporation, a Utah corporation. (Yellow Pines). The Company is the surviving corporation.

              Yellow Pines, formerly known as WorldNet, Inc., was incorporated March 11, 1986 to lease, sell, and market airships, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Yellow Pines has been inactive since that date.

              The merger was recorded under the pooling of interest method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation, and each share of Yellow Pines was converted into one fully paid and non-assessable share of capital stock of the surviving corporation.

              The Company incurred no revenue, expenses and had neither assets nor liabilities on its balance sheet from the date of its inception to the date of the merger. Therefore, the accompanying financial statements present the financial condition and results of operations of Yellow Pines from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

       b.     Recognition of Revenue

              The Company recognizes income and expense on the accrual basis of accounting.

       c.     Earnings (Loss) Per Share

              The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

       d.     Cash and Cash Equivalents

              The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary Of Significant Accounting Policies (continued)

       e.     Provision for Income Taxes

              No provision for income taxes have been recorded due to net operating loss carryforwards totalling approximately $57,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

              Deferred tax asset and the valuation account is as follows at December 31, 2000 and 1999:
                                                       December 31,
                                                    2000            1999
                                               ------------- --------------
       Deferred tax asset:
           NOL carryforward                    $     19,000  $      19,000

           Valuation allowance                      (19,000)       (19,000)
                                               ------------- --------------
                                               $          -  $           -
                                               ============= ==============

       f.  Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 - Capitalization

         In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship. The value of this issuance was $17,000.

         During 1997, the Company issued 100 shares of stock in the formation of Wings & Things, Inc., and subsequently cancelled these shares in 2000.

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $40,000 of professional fees payable to professionals affiliated with Mutual Ventures Corporation. An officer of the Company is also an officer of Mutual Ventures Corporation.

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.