Form 10QSB
period 2001-03-31
WINGS & THINGS INC
filed 2001-04-30
CIK 1110482

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 000-30529
                    ---------

                             WINGS & THINGS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                  87-0464667
-------------------------------               ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification Number)

#149, 369 East 900 South
Salt Lake City, Utah                          84111
---------------------------------------       ---------
(Address of principal executive offices)      (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ----------------
     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding as of April 25, 2001
--------------------------------------  -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               17,000,000 SHARES

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.










                             Wings & Things, Inc.
                        (A Development Stage Company)
                      Consolidated Financial Statements
                                March 31, 2001

                             Wings & Things, Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                                    ASSETS

                                                     March 31,  December 31,
                                                        2001       2000
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

Cash                                              $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                  $     40,000  $     40,000
                                                  ------------- -------------

  Total Liabilities                                     40,000        40,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
authorized; 17,000,000 issued and outstanding           17,000        17,000

Deficit Accumulated During the Development Stage       (57,000)      (57,000)
                                                  ------------- -------------

  Total Stockholders' Equity                           (40,000)      (40,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                             Wings & Things, Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)


                                                                From
                                                                Inception on
                                For the three   For the three   March 11, 1986
                                months ended    months ended    Through
                                March 31, 2001  March 31, 2000  March 31, 2001
                                --------------  --------------  --------------

REVENUES                        $           -   $           -   $           -
                                --------------  --------------  --------------
EXPENSES
  Depreciation & Amortization               -               -          17,000
  General & Administrative                  -               -          40,000
                                --------------  --------------  --------------

    TOTAL EXPENSES                          -               -          57,000
                                --------------  --------------  --------------

NET INCOME(LOSS)                $           -   $           -  $      (57,000)
                                ==============  ============== ===============

NET LOSS PER SHARE              $           -   $           -  $       (0.003)
                                ==============  ============== ===============
WEIGHTED AVERAGE
  SHARES OUTSTANDING               17,000,000      17,000,000      17,000,000
                                ==============  ============== ===============

                             Wings & Things, Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                    For the three months ended  March 11, 1986
                                              March 31,         Through
                                        2001            2000    March 31, 2001
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $          -  $     (57,000)
  Less Non-Cash Items:
  Depreciation & Amortization                  -             -         17,000
  Increase(Decrease) in Accounts
    Payable                                    -             -         40,000
                                    ------------- ------------- --------------
  Net Cash Provided(Used) by
    Operating Activities                       -             -              -
                                    ------------- ------------- --------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by
    Investing Activities                       -             -              -
                                    ------------- ------------- --------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by
    Financing Activities                       -             -              -
                                    ------------- ------------- --------------

Increase in Cash                               -             -              -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
  Beginning of Period                          -             -              -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                     $          -  $          -  $           -
                                    ============= ============= ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights $          -   $         -  $      17,000

Cash Paid For:
  Interest                          $          -  $          -  $           -
  Income Taxes                      $          -  $          -  $           -

                             Wings & Things, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

Wings & Things,Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Plan of Operations

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three months ended March 31, 2001, we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is related to professional fees incurred during 1999 which were paid on our behalf by a third party.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs may be met by loans from our directors, officers and stockholders. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Also, management anticipates future private placements of our common shares may fund our operations.

     We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission.
Also, our management must expend time and effort to assist in the preparation and review of such reports. We anticipate that such expenses will be paid for by loans or equity transactions. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations.

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

3.3     Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit
        2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)



(b)     Reports on Form 8-K

        None.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Wings & Things, Inc.


          4/30              /s/ Anita Patterson
Dated: ___________, 2001    ----------------------------------
                            Anita Patterson, President and Director