Form 10QSB
period 2001-06-30
WINGS & THINGS INC
filed 2001-07-27
CIK 1110482

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File No. 000-30529

                             WINGS & THINGS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                  87-0464667
 -------------------------------          ----------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

             #149, 369 East 900 South, Salt Lake City, Utah 84111
           --------------------------------------------------------
              (Address of principal executive offices)(Zip Code)


Issuer's telephone number, including area code (801) 323-2395

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

      As of July 20, 2001, the Registrant had a total of 17,000,000 shares of common stock, par value $.001, issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                             Wings & Things, Inc.
                        (A Development Stage Company)
                      Consolidated Financial Statements
                                June 30, 2001

                             Wings & Things, Inc.
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                                    ASSETS
                                                  June 30,       December 31,
                                                  2001           2000
                                                  -------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

Cash                                              $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                  $      40,000  $     40,000
                                                  -------------- -------------

  Total Liabilities                                      40,000        40,000
                                                  -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
 authorized; 17,000,000 issued and outstanding           17,000        17,000

Deficit Accumulated During the Development Stage        (57,000)      (57,000)
                                                  -------------- -------------

  Total Stockholders' Equity                            (40,000)      (40,000)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $         -
                                                  ============== =============

                             Wings & Things, Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)



                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     March 11, 1986
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------

EXPENSES
  Depreciation                             -              -              -              -         17,000
  General & Administrative                 -              -              -              -         40,000
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -         57,000
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $           -  $           -  $           -  $     (57,000)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $        0.00  $        0.00  $        0.00  $        0.00  $        0.00
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     17,000,000     17,000,000     17,000,000     17,000,000     17,000,000
                               ============== ============== ============== ============== ==============




                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows
                           (Unaudited)

                                                                        From
                                                                        Inception on
                                              For the six months ended  March 11, 1986
                                                       June 30,         Through
                                                2001           2000     June 30, 2001
                                            ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                  $          -  $          -  $    (57,000)
  Less Non-Cash Items:
  Depreciation & Amortization                          -             -        17,000
  Increase(Decrease) in Accounts Payable               -             -        40,000
                                            ------------- ------------- -------------
  Net Cash Provided(Used) by
   Operating Activities                                -             -             -
                                            ------------- ------------- -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                                -             -             -
                                            ------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                                -             -             -
                                            ------------- ------------- -------------

Increase in Cash                                       -             -             -
                                            ------------- ------------- -------------
Cash and Cash Equivalents at
 Beginning of Period                                   -             -             -
                                            ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                              $          -  $          -  $          -
                                            ============= ============= =============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights         $          -  $          -  $     17,000

Cash Paid For:
  Interest                                  $          -  $          -  $          -
  Income Taxes                              $          -  $          -  $          -



                               F-3

                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

Item 2.  Plan of Operations

      We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three and six month periods ended June 30, 2001, we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is related to professional fees incurred during 1999 which were paid on our behalf by a related party.

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

      In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to our reporting obligations.

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



                   PART II - OTHER INFORMATION

Item 5.  Other Information

      On July 13, 2001, Anita Patterson resigned as our President and Director to pursue other interests. On that same day our Board of Directors appointed Linda L. Perry to serve as President and appointed her as an interim director until our next annual shareholders meeting. Mrs. Perry is 57 years old and serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a director of Globalwise Investments, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Part II Exhibits

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

3.3 Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

(b)   Reports on Form 8-K

      None.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.



                                    Wings & Things, Inc.


          July 27
Dated: _________________, 2001      /s/ Linda L. Perry
                                    --------------------------------------
                                    Linda L. Perry, President and Director