Form 10QSB
period 2001-09-30
WINGS & THINGS INC
filed 2001-11-08
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                              87-0464667
--------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)


#149, 369 East 900 South, Salt Lake City, Utah 84111
-----------------------------------------------------
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

       As of November 2, 2001, the Registrant had a total of 17,000,000 shares of common stock, par value $.001, issued and outstanding.

                  PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.
                  (A Development Stage Company)
                Consolidated Financial Statements
                        September 30, 2001

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS


                                                  September 30,  December 31,
                                                      2001          2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

Cash                                              $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                        40,000        40,000
                                                  ------------- -------------

  Total Liabilities                                     40,000        40,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 17,000,000 issued and outstanding         17,000        17,000

Deficit Accumulated During the Development Stage       (57,000)      (57,000)
                                                  ------------- -------------

  Total Stockholders' Equity                           (40,000)      (40,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)


                                                                                    From
                           For the        For the       For the       For the       Inception on
                           three months   three months  nine months   nine months   March 11,
                           ended          ended         ended         ended         1986 through
                           September 30,  September 30, September 30, September 30, September 30,
                           2001           2000          2001          2000          2001
                           -------------- ------------- ------------- ------------- -------------
REVENUES                   $           -  $          -  $          -  $          -  $          -
                           -------------- ------------- ------------- ------------- -------------

EXPENSES
  Depreciation                         -             -             -             -        17,000
  General & Administrative             -             -             -             -        40,000
                           -------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                     -             -             -             -        57,000
                           -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)           $           -  $          -  $          -  $          -  $    (57,000)
                           ============== ============= ============= ============= =============

NET LOSS PER SHARE         $           -  $          -  $          -  $          -  $      (0.00)
                           ============== ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 17,000,000    17,000,000    17,000,000    17,000,000    17,000,000
                           ============== ============= ============= ============= =============







                           Wings & Things, Inc.
                      (A Development Stage Company)
                   Consolidated Statement of Cash Flows
                               (Unaudited)

                                                                                  From
                                                                                  Inception on
                                                       For the nine months ended  March 11, 1986
                                                             September 30,        Through
                                                      --------------------------- September 30,
                                                          2001          2000      2001
                                                      ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                            $          -  $          -  $     (57,000)
  Less Non-Cash Items:
  Depreciation & Amortization                                    -             -         17,000
  Increase(Decrease) in Accounts Payable                         -             -         40,000
                                                      ------------- ------------- --------------

  Net Cash Provided(Used) by Operating Activities                -             -              -
                                                      ------------- ------------- --------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by Investing Activities                -             -              -
                                                      ------------- ------------- --------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by Financing Activities                -             -              -
                                                      ------------- ------------- --------------

Increase in Cash                                                 -             -              -
                                                      ------------- ------------- --------------

Cash and Cash Equivalents at Beginning of Period                 -             -              -
                                                      ------------- ------------- --------------

Cash and Cash Equivalents at End of Period            $          -  $          -  $           -
                                                      ============= ============= ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights                   $          -  $          -  $      17,000

Cash Paid For:
  Interest                                            $          -  $          -  $           -
  Income Taxes                                        $          -  $          -  $           -




                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

                    Forward Looking Statements

       This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things' control. These factors include but are not limited to economic conditions generally and in the market which Wings & Things may participate; competition within Wings & Things' chosen market and failure by Wings & Things to successfully develop business relationships.

Item 2.  Plan of Operations

       We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three and nine month periods ended September 30, 2001, we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is related to professional fees incurred during 1999 which were paid on our behalf by a related party.

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


                                       Wings & Things, Inc.


            11/8/01                    /s/ Linda L. Perry
Dated: _________________               ______________________________________
                                       Linda L. Perry, President and Director