Form 10QSB
period 2002-03-31
WINGS & THINGS INC
filed 2002-05-07
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)

      NEVADA                                     87-0464667
-----------------------                 -------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

#149, 369 East 900 South, Salt Lake City, Utah           84111
----------------------------------------------        ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code  (801) 323-2395

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

     As of April 26, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.
                Consolidated Financial Statements
                          March 31, 2002

                       Wings & Things, Inc.
                  (A Development Stage Company)
                    Consolidated Balance Sheets



                              ASSETS

                                                     March 31   December 31
                                                       2002        2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     40,000  $     40,000
                                                  ------------- -------------

  Total Liabilities                                     40,000        40,000
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
                                                  ============= =============

                       Wings & Things, Inc.
                  (A Development  Stage Company)
                       Consolidated  Statement of Operations
                           (Unaudited)



                                                                 From
                                                                 inception
                                     For the three For the three on March 11,
                                     months ended  months ended  1986, to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        57,000
                                     ------------- ------------- -------------

     TOTAL EXPENSES                             -             -        57,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (57,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,000,000    17,000,000    17,000,000
                                     ============= ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 inception
                                                                 on March 11,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2002          2001     2002
                                     ------------- ------------- -------------

Cash Flows from Operating Activities
  Net Loss                           $          -  $          -  $    (57,000)

  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        40,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Financing Activities                        -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000

Cash Paid For:

    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

Item 2.  Plan of Operations

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the three months ended March 31, 2002, we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is related to professional fees incurred during 1999 which were paid on our behalf by a related party.

     We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

      Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Wings & Things. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

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

(a)   Part II Exhibits

Exhibit
No.          Description
-------      -----------

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


                                  Wings & Things, Inc.



          5/4/02                  /s/ Linda L. Perry
Dated: _________________       ______________________________________
                               Linda L. Perry, President and Director