Form 10QSB
period 2002-06-30
WINGS & THINGS INC
filed 2002-08-08
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of small business issuer as specified in its charter)

         NEVADA                                    87-0464667
--------------------------             --------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

#149, 369 East 900 South, Salt Lake City, Utah         84111
-------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

As of August 5, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.
                Consolidated Financial Statements
                          June 30, 2002

                       Wings & Things, Inc.
                   (A Development Stage Company)
                   Consolidated  Balance Sheets


                              ASSETS

                                                      June 30    December 31
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
                                                  ============= =============



                       Wings & Things, Inc.
                  (A Development  Stage Company)
              Consolidated  Statement of Operations
                           (Unaudited)



                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        March 11,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------

REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------
EXPENSES
  General & Administrative                  -              -              -              -        57,000
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        57,000
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (57,000)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $     -
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000     17,000,000     17,000,000     17,000,000    17,000,000
                                ============== ============== ============== ============== =============






                              Wings & Things, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                            From
                                                                                            Inception on
                                                                For the six months ended    March 11, 1986
                                                                        June 30,            Through
                                                                    2002        2001        June 30, 2002
                                                               -------------- ------------- --------------
Cash Flows from Operating Activities
  Net Loss                                                     $           -  $          -  $     (57,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                              -             -         17,000
  Increase  in Accounts Payable                                            -             -         40,000
                                                               -------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities                         -             -              -
                                                               -------------- ------------- --------------

Cash Flows from Investing Activities                                       -             -              -
                                                               -------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities                         -             -              -
                                                               -------------- ------------- --------------

Cash Flows from Financing Activities                                       -             -              -
                                                               -------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities                         -             -              -
                                                               -------------- ------------- --------------

Increase (Decrease) in Cash                                                -             -              -
                                                               -------------- ------------- --------------

Cash and Cash Equivalents at Beginning of Period                           -             -              -
                                                               -------------- ------------- --------------

Cash and Cash Equivalents at End of Period                     $           -  $          -  $           -
                                                               ============== ============= ==============

Supplemental Cash Flow Information:
  Stock issued for marketing rights                            $           -  $          -  $      17,000

Cash Paid For:
    Interest                                                   $           -  $          -  $           -
    Income Taxes                                               $           -  $          -  $           -





                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

                    Forward Looking Statements

    This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things' control. These factors include but are not limited to economic conditions generally and in the market which Wings & Things may choose to participate; competition within Wings & Things' chosen market, and failure by Wings & Things to successfully develop business relationships.

Item 2.  Plan of Operations

     We are a development stage company with no assets and we have recorded losses since our inception. We are dependent on financing to continue our operations. For the six months ended June 30, 2002, we had no cash on hand and total current liabilities of $40,000. The $40,000 account payable is related to professional fees incurred during 1999 which were paid on our behalf by a related party.

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


                                  Wings & Things, Inc.



          08/08/02               /s Linda L. Perry
Dated: _________________         _______________________________________
                                 Linda L. Perry
                                 President, Principal Financial and Accounting
                                 Officer, and Director