Form 10KSB
period 2002-12-31
WINGS & THINGS INC
filed 2003-03-31
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30529

                      Wings & Things, Inc.
                    --------------------------
      (Exact name of registrant as specified in its charter)

Nevada                                                   87-0464667
------                                                   ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

#149, 369 East 900 South, Salt Lake City, Utah           84111
----------------------------------------------           -----
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year:   None

Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

As of March 4, 2003, the registrant had 17,000,000 shares of common stock outstanding.

Documents incorporated by reference:   None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              PART I
Item 1.  Description of business............................................3
Item 2.  Description of property............................................7
Item 3.  Legal proceedings..................................................7
Item 4.  Submission of matters to a vote of security holders................7

                             PART II

Item 5.  Market for common equity and related stockholder matters...........7
Item 6.  Plan of operation..................................................7
Item 7.  Financial statements...............................................8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................18

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...18
Item 10. Executive compensation............................................18
Item 11. Security ownership of certain beneficial owners and management....19
Item 12. Certain relationships and related transaction.....................19
Item 13. Exhibits..........................................................20
Item 14. Controls and procedures ..........................................20
Signatures and certifications .............................................21








                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

     This annual report contains certain forward-looking statements and for this purpose words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things's control. These factors include but are not limited to economic conditions generally and in the industries in which Wings & Things may participate, competition within Wings & Things's chosen market, and failure by Wings & Things to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

      Wings & Things, Inc. was incorporated in the state of Nevada on December 9, 1997, as the wholly-owned subsidiary of Yellow Pines Corporation, a Utah corporation. On March 10, 2000, Wings & Things merged with Yellow Pines for the sole purpose of changing Yellow Pines' domicile from Utah to Nevada. Yellow Pines was originally incorporated in the state of Utah on March 11, 1986 as WorldNet, Inc. of Utah and was a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation. WorldNet Utah was formed to lease, sell and market the Hystar airship and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and it ceased such activities in 1986. Wings & Things does not have active business operations and remains a subsidiary of Nautilus Entertainment, Inc., now called VIP WorldNet, Inc.

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

      Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Mrs. Ball was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on
an integrated service platform.  The    transaction was structured as
stock-for-stock exchange and upon consummation of the transactions, Mrs. Ball resigned as an officer and director of that company. Due to our management's limited experience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

      In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

      (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

      (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

      (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

      No individual factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not listed on a public trading market. As of March 4, 2003, we had approximately 77 stockholders of record. We have not granted options or warrants. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plans.
Recent Sales of Unregistered Securities

      We have not sold any unregistered securities within the last three years.

                    ITEM 6: PLAN OF OPERATION

      We have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2002, we had no cash on hand and total current liabilities of $45,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We had incurred expenses of $40,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

                   ITEM 7: FINANCIAL STATEMENTS

                       Wings & Things, Inc.

                Consolidated Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Consolidated Balance Sheets.................................................4

Consolidated Statements of Operations.......................................5

Consolidated Statements of Stockholders' Equity.............................6

Consolidated Statements of Cash Flows.......................................7

Notes to the Consolidated  Financial Statements ............................8

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



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Wings & Things, Inc.:

We have audited the accompanying consolidated balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception March 11, 1986 through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception March 11, 1986 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                          December 31
                                                      2002          2001
                                                 ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                    $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                 $     45,000  $     40,000
                                                 ------------- -------------

  Total Liabilities                                    45,000        40,000
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                               17,000        17,000

Deficit Accumulated during the development stage      (62,000)      (57,000)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (45,000)      (40,000)
                                                 ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                 ============= =============





The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development  Stage Company)

               Consolidated Statement of Operations
                                                              From
                                      For the Years Ended     Inception on
                                           December 31        March 11, 1986
                                  --------------------------- to Dec. 31,
                                         2002       2001      2002
                                  ------------- ------------- --------------

REVENUES                          $          -  $          -  $           -
                                  ------------- ------------- --------------
EXPENSES
  General & Administrative               5,000             -         62,000
                                  ------------- ------------- --------------

    TOTAL EXPENSES                       5,000             -         62,000
                                  ------------- ------------- --------------

NET INCOME (LOSS)                 $     (5,000) $          -  $     (62,000)
                                  ============= ============= ==============

NET LOSS PER SHARE                $      (0.00) $          -  $       (0.00)
                                  ============= ============= ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                        17,000,000    17,000,000     17,000,000
                                  ============= ============= ==============






The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity





                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -       (17,000)

Net (loss) for the year
 ended December 31, 1987              -           -           -             -

Net (loss) for the year
 ended December 31, 1988              -           -           -             -

Net (loss) for the year
 ended December 31, 1989              -           -           -             -

Net (loss) for the year
 ended December 31, 1990              -           -           -             -

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (40,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,000,000  $   17,000  $        -  $    (62,000)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows


                                                                From
                                        For the Years Ended     Inception on
                                             December 31        March 11, 1986
                                    --------------------------- Through
                                           2002       2001      Dec. 31,2002
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $     (5,000) $          -  $     (62,000)
  Less  Non-cash Items:
  Depreciation & Amortization                  -             -         17,000
  Increase in Accounts Payable             5,000             -         45,000
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
   Operating Activities                        -             -              -
                                    ------------- ------------- --------------

Cash Flows from Investing Activities           -             -              -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
   Investing Activities                        -             -              -
                                    ------------- ------------- --------------

Cash Flows from Financing Activities           -             -              -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
    Financing Activities                       -             -              -
                                    ------------- ------------- --------------

Increase (Decrease) in Cash                    -             -              -

Cash and Cash Equivalents at
 Beginning of Period                           -             -              -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
 End of Period                      $          -  $          -  $           -
                                    ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $          -  $      17,000

  Cash Paid For:
    Interest                        $          -  $          -  $           -
    Income Taxes                    $          -  $          -  $           -






The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

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

                                        Income (loss)  Shares       Per Share
                                         (Numerator) (Denominator)    Amount
                                         ------------ ------------ -----------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders   $    (5,000)  17,000,000  $       -
                                         ============ ============ ===========
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders   $         -   17,000,000  $       -
                                         ============ ============ ==========

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

    d.   Earnings (loss) per share (continued)

From inception on March 11, 1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders   $   (62,000)  17,000,000  $    (0.00)
                                         ============ ============ ===========
    e.   Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

    f.   Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $62,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows at December 31, 2002 and 2001:

                                                         December 31,
                                                      2002         2001
                                                 ------------- -------------
         Deferred tax asset:
           NOL carryforward                      $     15,300  $     19,000

           Valuation allowance                       ( 15,300)     ( 19,000)
                                                 ------------- -------------
                                                 $          -  $          -
                                                 ============= =============

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

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


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

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $40,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is an employee of First Equity Holdings Corp.

         During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require at least one director who serves for a term of one year or until replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                  Age   Position Held                  Director Since
-------              ----   ---------------------          ---------------
Linda L. Perry        58    President, Director            July 13, 2001
M. Jeanne Ball        45    Secretary/Treasurer, Director  February 9, 1998

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations from reporting persons that Forms 5 are not required, we believe no reports were required.

                 ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No person acting in a capacity similar to chief executive officer received compensation during the 2002 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of March 4, 2003.

                    CERTAIN BENEFICIAL OWNERS

                             Common Stock Beneficially Owned
                             -------------------------------
Name and Address of          Number of Shares of
Beneficial Owners            Common Stock         Percentage of Class
---------------------------- -------------------- -------------------
VIP WorldNet, Inc.            15,060,450 (1)            88.6%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

      (1) VIP WorldNet, Inc. holds 15,000,000 shares and its President, Joanne Clinger, beneficially owns 60,450 shares of our common stock.

                            MANAGEMENT

                             Common Stock Beneficially Owned
Name and Address of          Number of shares of
Beneficial Owners            Common stock            Percentage of Class
---------------------------- ----------------------- -------------------
M. Jeanne Ball                  200                    Less than 1%
938 Bloomsbury Cove
Murray, Utah 84123

Linda L. Perry                  200                    Less than 1%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

All executive officers
 and directors as a group       400                    Less than 1%



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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
3.1 Articles of Incorporation , dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

3.2 Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

99.1       Section 1350 certification



Reports on Form 8-K

      None

                 ITEM 14: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 24, 2003, our principal executive and financial officer, Linda L. Perry, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mrs. Perry did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved management or other employees who had a significant role in our internal controls. She did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    Wings & Things, Inc.



                                  /s/ Linda L. Perry
Date: March 26, 2003         By: __________________________________________
                                 Linda L. Perry
                                 President and Director
                                 Principal Executive and Financial Officer





      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                 /s/ M. Jeanne Ball
Date: March 26, 2003         By: ____________________________________________
                                 M. Jeanne Ball
                                 Secretary/Treasurer and Director



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, Linda L. Perry, certify that:

1. I have reviewed this annual report on Form 10-KSB of Wings & Things, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ Linda L. Perry
Date: March 26, 2003                ____________________________________
                                    Linda L. Perry
                                    Principal Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Linda L. Perry, certify that:

1. I have reviewed this annual report on Form 10-KSB of Wings & Things, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      /s/ Linda L. Perry
Date: March 26, 2003                 ___________________________________
                                     Linda L. Perry
                                     Principal Financial Officer