Form 10QSB
period 2003-03-31
WINGS & THINGS INC
filed 2003-05-13
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of small business issuer as specified in its charter)

                NEVADA                        87-0464667
      _______________________     _____________________________________
      (State of incorporation)   (I.R.S. Employer Identification Number)


#149, 369 East 900 South, Salt Lake City, Utah   84111
________________________________________________________
(Address of principal executive offices)      (Zip Code)


Issuer's telephone number, including area code  (801) 323-2395
                                               ________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

      As of April 17, 2003, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ............................................3

Item 2:  Plan of Operations ..............................................8

Item 3:  Controls and Procedures .........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................9

Signatures and Certifications ............................................9












                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.

                Consolidated Financial Statements

                          March 31, 2003

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                     March 31     December 31
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     45,000  $     45,000
                                                   ------------- -------------

  Total Liabilities                                      45,000        45,000
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                                 17,000        17,000

Deficit Accumulated During the Development Stage        (62,000)      (62,000)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (45,000)      (45,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)

                                                                 From
                                                                 inception on
                                     For the three For the three March 11,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        62,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        62,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (62,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,000,000    17,000,000    17,000,000
                                     ============= ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 inception on
                                                                 March 11,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (62,000)
  Less Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        45,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============
Supplemental Cash Flow Information:
  Stock issued for marketing rights  $          -  $          -  $     17,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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


Item 2.  Plan of Operations

      We are a development stage company with no assets and we have recorded losses since our inception. We are dependent on financing to continue our operations. For the three months ended March 31, 2003, we had no cash on hand and total current liabilities of $45,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We had incurred expenses of $40,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

Item 3: Controls and Procedures

      We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 8, 2003, our principal executive and financial officer, Linda
L. Perry, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

Part II Exhibits

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


                                  Wings & Things, Inc.



                                  /s/ Linda L. Perry
Dated: May 9, 2003                _______________________________________
                                  Linda L. Perry
                                  President, Principal Executive and
                                  Financial Officer, and Director

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



                            /s/ Linda L. Perry
Dated: May 9, 2003         ___________________________________________
                           Linda L. Perry, Principal Executive Officer

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


                              /s/ Linda L. Perry
Dated: May 9, 2003          ___________________________________________
                            Linda L. Perry, Principal Financial Officer