Form 10QSB
period 2003-06-30
WINGS & THINGS INC
filed 2003-08-04
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of small business issuer as specified in its charter)

       NEVADA                                       87-0464667
 ------------------------              --------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)

#149, 369 East 900 South, Salt Lake City, Utah        84111
----------------------------------------------      ---------
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

As of July 28, 2003, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements......................................3

Item 2:  Plan of Operations........................................8

Item 3:  Controls and Procedures...................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..........................9

Signatures.........................................................9










                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.

                Consolidated Financial Statements

                          June 30, 2003

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated  Balance Sheets


                              ASSETS
                                                    June 30      December 31
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
                                                  ============= =============



                               Wings & Things, Inc.
                          (A Development Stage Company)
                       Consolidated Statement of Operations
                                   (Unaudited)

                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        March 11,
                             three months   three months   six months     six months     1986
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------

REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative               -              -              -              -         62,000
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                       -              -              -              -         62,000
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (62,000)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $           -
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   17,000,000     17,000,000     17,000,000     17,000,000     17,000,000
                             ============== ============== ============== ============== ==============












                               Wings & Things, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                               From
                                                                               Inception on
                                                   For the six months ended    March 11, 1986
                                                            June 30,           Through
                                                        2003        2002       June 30, 2003
                                                   ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                         $          -  $          -  $     (62,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                 -             -         17,000
  Increase  in Accounts Payable                               -             -         45,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Investing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities            -             -              -
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                                   -             -              -

Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $          -  $          -  $           -
                                                   ============= ============= ==============



Supplemental Cash Flow Information:

  Stock issued for marketing rights                $          -  $          -  $      17,000

Cash Paid For:

  Interest                                         $          -  $          -  $           -
  Income Taxes                                     $          -  $          -  $           -







                        Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

                    Forward Looking Statements

     This quarterly report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things' control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and the lack of operations.

Item 2.  Plan of Operations

     We are a development stage company with no assets and we have recorded losses since our inception. We are dependent on financing to continue our operations. For the three and six month periods ended June 30, 2003, we had no cash on hand and total current liabilities of $45,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We had incurred expenses of $40,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

Item 3: Controls and Procedures

     Our President, who acts in the capacity as principal executive officer and principal financial officer has designed and established disclosure controls and procedures to ensure that material information is made known to her in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. She did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did she identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits

3.1 Articles of Incorporation , dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
3.2    Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit
       2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
31.1   Section 302 Principal Executive Officer Certification
31.2   Section 302 Principal Financial Officer Certification
32.1   Section 1350 Certification

Reports on Form 8-K

       None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  Wings & Things, Inc.

                                  /S/ Linda L. Perry
Dated: July 31, 2003              ----------------------------------
                                  Linda L. Perry
                                  President, Principal Executive and
                                  Financial Officer, and Director