Form 10QSB
period 2003-09-30
WINGS & THINGS INC
filed 2003-11-07
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-30529

                       WINGS & THINGS, INC.
(Exact name of small business issuer as specified in its charter)

       NEVADA                                        87-0464667
-----------------------               ---------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)

#149, 369 East 900 South, Salt Lake City, Utah                84111
----------------------------------------------               ---------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code      (801) 323-2395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

As of October 27, 2003 the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements........................................... 3

Item 2:  Plan of Operations ............................................ 8

Item 3:  Controls and Procedures ....................................... 9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K............................... 9

Signatures ............................................................. 9










                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.

                Consolidated Financial Statements

                        September 30, 2003

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
                                                   ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)


                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   March 11,
                              months ended   months ended   months ended   months ended   1986 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------
REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -              -              -          62,000
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -              -              -          62,000
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $           -  $           -  $      (62,000)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $            -
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    17,000,000     17,000,000     17,000,000     17,000,000      17,000,000
                              ============== ============== ============== ============== ==============








                              Wings & Things, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  March 11,
                                                                     Sept. 30,          1986 through
                                                            --------------------------- Sept 30,
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















                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

UNAUDITED INFORMATION
----------------------

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

     In this report references to "Wings & Things," "we," "us," and "our" refer to Wings & Things, Inc.

                    Forward Looking Statements

     This quarterly report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Wings & Things' control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

Item 2.  Plan of Operations

     We are a development stage company with no assets and we have recorded losses since our inception. We are dependent on financing to continue our operations. For the three and nine month periods ended September 30, 2003, we had no cash on hand and total current liabilities of $45,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We had incurred expenses of $40,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

      Our management intends to actively pursue business opportunities during the next twelve months.
Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Wings & Things. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

     Potential investors must recognize that because of limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about a business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our business. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

Item 3.  Controls and Procedures

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Part II Exhibits
3.1 Articles of Incorporation , dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
3.2     Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit
        2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                              Wings & Things, Inc.


                              /s/ Linda L. Perry
Dated: October 29, 2003       _____________________________________________
                              Linda L. Perry
                              President, Principal Executive and Financial
                              Officer, and Director