Form 10KSB
period 2003-12-31
WINGS & THINGS INC
filed 2004-03-23
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30529

                      Wings & Things, Inc.
      (Exact name of registrant as specified in its charter)

         Nevada                                        87-0464667
(State incorporation)                     (I.R.S. Employer Identification No.)

#149, 369 East 900 South, Salt Lake City, Utah               84111
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

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

As of March 4, 2004 the registrant had 18,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business..........................................3
Item 2.  Description of Property..........................................6
Item 3.  Legal Proceedings................................................6
Item 4.  Submission of Matters to a Vote of Security Holders..............6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities................................6
Item 6.  Plan of Operation................................................6
Item 7.  Financial Statements.............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................18
Item 8A. Controls and Procedures.........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...............18
Item 10. Executive Compensation..........................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................19
Item 12. Certain Relationships and Related Transactions..................20
Item 13. Exhibits and Reports on Form 8-K................................20
Item 14. Principal Accountant Fees and Services..........................20
Signatures...............................................................21







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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. In January 2002, Mrs. Jeanne Ball was involved with an acquisition between Bennion Corporation, a blank check company, and idiglobal.com, Inc., a company that designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform. The transaction was structured as a stock-for-stock exchange and upon consummation of the transactions, Mrs. Ball resigned as an officer and director of that company.

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

                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Our common stock is not listed on a public trading market. As of March 4, 2004 we had approximately 78 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 2, 2003 we issued 1,000,000 common shares to First Equity Holdings Corp. in consideration for business management and administrative services valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

                    ITEM 6: PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                       Wings & Things, Inc.

                Consolidated Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report................................................3

Consolidated Balance Sheets.................................................4

Consolidated Statements of Operations.......................................5

Consolidated Statements of Stockholders' Equity.............................6

Consolidated Statements of Cash Flows.......................................7

Notes to the Consolidated  Financial Statements ............................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Wings & Things, Inc.:

We have audited the accompanying consolidated balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception March 11, 1986 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception March 11, 1986 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
February 3, 2004

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                          December 31
                                                       2003          2002
                                                  ------------- -------------
CURRENT ASSETS

Cash                                              $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                  $     45,000  $     45,000
                                                  ------------- -------------

  Total Liabilities                                     45,000        45,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 18,000,000 and 17,000,000 shares
  issued and outstanding respectively                   18,000        17,000

Additional Paid-in Capital                               9,000             -

Deficit Accumulated during the development stage       (72,000)      (62,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (45,000)      (45,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============




The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Operations


                                                                From
                                                                Inception on
                                                                March 11,
                                         For the Years Ended    1986 to
                                            December 31         Dec. 31,
                                         2003          2002     2003
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------
EXPENSES

  General & Administrative                10,000         5,000        72,000
                                    ------------- ------------- -------------

  TOTAL EXPENSES                          10,000         5,000        72,000
                                    ------------- ------------- -------------

NET INCOME (LOSS)                   $    (10,000) $     (5,000) $    (72,000)
                                    ============= ============= =============

NET LOSS PER SHARE                  $      (0.00) $      (0.00) $      (0.00)
                                    ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   17,079,452    17,000,000    17,004,459
                                    ============= ============= =============












 The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
    From Inception on March 11, 1986 through December 31, 2002




                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
 marketing rights            17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -       (17,000)

Net (loss) for the year
 ended December 31, 1987              -           -           -             -

Net (loss) for the year
 ended December 31, 1988              -           -           -             -

Net (loss) for the year
 ended December 31, 1989              -           -           -             -

Net (loss) for the year
 ended December 31, 1990              -           -           -             -

Net (loss) for the year
 ended December 31, 1991              -           -           -             -

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,000,000      17,000           -       (17,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (40,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,000,000      17,000           -       (57,000)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,000,000      17,000           -       (62,000)

Common stock issued
 for services                 1,000,000       1,000       9,000             -

Net (loss) for the year
 ended December 31, 2003              -           -           -       (10,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003  18,000,000  $   18,000  $    9,000  $    (72,000)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows



                                                                From
                                                                Inception on
                                                                March 11,
                                         For the Years Ended    1986 Through
                                            December 31         December 31,
                                         2003          2002     2003
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $    (10,000) $     (5,000) $    (72,000)
  Less  Non-cash Items:
  Depreciation & Amortization                  -             -        17,000
  Increase in Accounts Payable                 -         5,000        45,000
  Stock issued for services               10,000             -        10,000
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                         -             -             -
                                    ------------- ------------- -------------

Cash Flows from Investing Activities           -             -             -
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                         -             -             -
                                    ------------- ------------- -------------

Cash Flows from Financing Activities           -             -             -
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                         -             -             -
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                    -             -             -

Cash and Cash Equivalents at
 Beginning of Period                           -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                      $          -  $          -  $          -
                                    ============= ============= =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $          -  $     17,000
  Stock issued for services         $     10,000  $          -  $     10,000

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -



The accompanying notes are an integral part of these financial statements

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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


                                        Income (loss)   Shares     Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------ ------------ -----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $   (10,000)  17,079,452  $        -
                                        ============ ============ ============
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $   ( 5,000)  17,000,000  $        -
                                        ============ ============ ============

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

c.   Earnings (loss) per share (continued)

From inception on March 11, 1986 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $   (72,000)  17,004,459  $     (0.00)
                                        ============ ============ ============

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $72,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:

                                                   December 31,
                                               2003           2002
                                           ------------- -------------
     Deferred tax asset:
         NOL carryforward                  $     17,000  $     13,600

         Valuation allowance                   ( 17,000)     ( 13,600)
                                           ------------- -------------

                                           $          -  $          -
                                           ============= =============
f.   Use of estimates

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

                       Wings & Things, Inc.
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


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

During 2003, the Company issued 1,000,000 of its common stock for services valued at $10,000 (or $.01 per share)

NOTE 4 - Related Party Transactions

     During the year ended December 31, 1999, the Company incurred $40,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company was an employee of First Equity Holdings Corp.

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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws require at least one director and our directors serve for the term of one year or until replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                  Age   Position Held                  Director Since
-------              ----   ---------------------          ---------------
Linda L. Perry        59    President, Director            July 13, 2001
M. Jeanne Ball        46    Secretary/Treasurer, Director  February 9, 1998

Linda L. Perry - Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a director of Globalwise Investments, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

M. Jeanne Ball - Ms Ball was appointed a director and officer shortly after our incorporation. For the past five years, Ms Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney. She is a Director of Skinovation Pharmaceutical Incorporated, a blank check reporting companies.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Thus, we do not have an audit committee financial expert serving on our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003 and representations from reporting persons that Forms 5 are not required, we believe no reports were required.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No person acting in a capacity similar to chief executive officer received compensation during the 2003 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock of our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of          Number of Shares of
Beneficial Owners            Common Stock         Percentage of Class
---------------------------- -------------------- -------------------
VIP WorldNet, Inc.             15,060,450 (1)          83.7%
154 E.  Ford Avenu3
Salt Lake City, Utah 84124

First Equity Holdings Corp.     1,000,000               5.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

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

VIP WorldNet, Inc. is our parent company and beneficially owns 15,060,450 shares of our common stock. These shares represent 83.7% of our issued and outstanding shares.

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

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $906 for the year ended December 31, 2002 and $1,287 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WINGS & THINGS, INC.


                                   /s/ Linda L. Perry
Date: March 12, 2004           By:____________________________________________
                                  Linda L. Perry
                                  President and Director
                                  Principal Executive and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    /s/ M. Jeanne Ball
Date: March 12, 2004           By:____________________________________________
                                  M. Jeanne Ball
                                  Secretary/Treasurer and Director