Form 10QSB
period 2005-06-30
WINGS & THINGS INC
filed 2005-08-09
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No  [ ]

As of July 27, 2005, Wings & Things, Inc. had a total of 18,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Plan of Operation..................................................8

Item 3.  Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits ..........................................................9

Signatures..................................................................9



                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.

                Consolidated Financial Statements

                          June 30, 2005

                       Wings & Things, Inc.
                   (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS


                                                     June 30     December 31
                                                      2005           2004
                                                 -------------- --------------
                                                   (Unaudited)

CURRENT ASSETS                                   $           -  $           -
                                                 -------------- --------------

  TOTAL ASSETS                                   $           -  $           -
                                                 ============== ==============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related party                 $      50,000  $      50,000
                                                 -------------- --------------

  Total Liabilities                                     50,000         50,000
                                                 -------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  18,000,000 shares issued and outstanding              18,000         18,000

Additional paid-in Capital                               9,000          9,000

Deficit Accumulated During the Development Stage       (77,000)       (77,000)
                                                 -------------- --------------

  Total Stockholders' Equity (deficit)                 (50,000)       (50,000)
                                                 -------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $           -  $           -
                                                 ============== ==============

                       Wings & Things, Inc.
                   (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)

                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    March 11,
                            months ended   months ended   months ended   months ended   1986
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative              -              -              -              -         77,000
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                      -              -              -              -         77,000
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $           -  $           -  $           -  $           -  $     (77,000)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $           -
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                   18,000,000     18,000,000     18,000,000     18,000,000     17,081,691
                            ============== ============== ============== ============== ==============



                                        5


                               Wings & Things, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                From
                                                                                Inception on
                                                                                March 11,
                                                     For the six months ended   1986
                                                             June 30,           Through
                                                  ----------------------------- June 30,
                                                        2005          2004      2005
                                                  -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                                        $           -  $           -  $     (77,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                 -              -         17,000
  Increase in Accounts Payable                                -              -         50,000
  Stock issued for services                                   -              -         10,000
                                                  -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities            -              -              -
                                                  -------------- -------------- --------------

Cash Flows from Investing Activities                          -              -              -
                                                  -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities            -              -              -
                                                  -------------- -------------- --------------

Cash Flows from Financing Activities                          -              -              -
                                                  -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities            -              -              -
                                                  -------------- -------------- --------------

Increase (Decrease) in Cash                                   -              -              -

Cash and Cash Equivalents at Beginning of Period              -              -              -
                                                  -------------- -------------- --------------

Cash and Cash Equivalents at End of Period        $           -  $           -  $           -
                                                  ============== ============== ==============

Supplemental Cash Flow Information:
  Stock issued for marketing rights               $           -  $           -  $      17,000
  Stock issued for services                       $           -  $           -  $      10,000

Cash Paid For:
  Interest                                        $           -  $           -  $           -
  Income Taxes                                    $           -  $           -  $           -





                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2005


GENERAL
-------

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of June 30, 2005, we had no cash on hand and total current liabilities of $50,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.


ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, she determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                         WINGS & THINGS, INC.

                                         /s/ Linda L. Perry
Date: August 5, 2005                 By:____________________________________
                                         Linda L. Perry
                                         President, Principal Executive
                                         Officer, Principal Financial
                                         Officer, and Director