Form 10QSB
period 2006-03-31
WINGS & THINGS INC
filed 2006-05-12
CIK 1110482

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

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

As of May 1, 2006, Wings & Things, Inc. had a total of 18,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................9

Signatures..................................................................9




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

                       Wings & Things, Inc.

                  (A Development Stage Company)

                Consolidated Financial Statements

                          March 31, 2006

                       Wings & Things, Inc.
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS
                             -------



                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related party                         54,900        54,900
                                                   ------------- -------------

  Total Liabilities                                      54,900        54,900
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 18,000,000 shares
  issued and outstanding                                 18,000        18,000

Additional paid-in Capital                                9,000         9,000

Deficit Accumulated During the Development Stage        (81,900)      (81,900)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (54,900)      (54,900)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                       Wings & Things, Inc.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                From
                                                                Inception on
                                For the         For the         March 11,
                                three months    three months    1986
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                   -               -         81,900
                                --------------- --------------- --------------

    TOTAL EXPENSES                           -               -         81,900
                                --------------- --------------- --------------

NET INCOME (LOSS)               $            -  $            -  $     (81,900)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $           -
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       18,000,000      18,000,000     17,116,041
                                =============== =============== ==============

                       Wings & Things, Inc.
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (Unaudited)
                                                                 From
                                                                 Inception on
                                      For the three months ended March 11,
                                                March 31,        1986 Through
                                      -------------------------- March 31,
                                           2006        2005      2006
                                      ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                            $          -  $         -  $    (81,900)
  Less Non-cash Items:
  Depreciation & Amortization                    -            -        17,000
  Increase in Accounts Payable                   -            -        54,900
  Stock issued for services                      -            -        10,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Investing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -             -
                                      ------------- ------------ -------------

Cash Flows from Financing Activities             -            -             -
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -             -
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                      -            -             -

Cash and Cash Equivalents at
  Beginning of Period                            -            -             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
  End of Period                       $          -  $         -  $          -
                                      ============= ============ =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights   $          -  $         -  $     17,000
  Stock issued for services           $          -  $         -  $     10,000

Cash Paid For:
  Interest                            $          -  $         -  $          -
  Income Taxes                        $          -  $         -  $          -

                       Wings & Things, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Wings & Things, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2006, we had no cash on hand and total current liabilities of $54,900. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and other costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. We may pay for these advances by converting the debt into common stock.

ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Also, she determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                     WINGS & THINGS, INC.


                                      /s/ Linda L. Perry
Date: May 10, 2006                By: ______________________________________
                                      Linda L. Perry
                                      President, Principal Executive Officer,
                                      Principal Financial Officer, and
                                      Director