Form 10QSB
period 2006-09-30
WINGS & THINGS INC
filed 2006-11-09
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30529

WINGS & THINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0464667
(State of incorporation)	(I.R.S. Employer Identification Number)

#149, 369 East 900 South, Salt Lake City, Utah  84111

(Address of principal executive offices)

(801) 323-2395

(Issuer’s telephone number)

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

Yes  [X]   No [  ]

As of October 26, 2006 Wings & Things, Inc. had a total of 18,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of results to be expected for any subsequent period.

Wings & Things, Inc.

(A Development Stage Company)

Consolidated Financial Statements

September 30, 2006

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30	December 31
	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash	$ 3,479	$ -
Total Current Assets	3,479	-

TOTAL ASSETS	$ 3,479	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party	$ 54,900	$ 54,900
Accounts Payable - other	250	-
Accrued Expenses	190	-
Loan Payable	9,500	-
Total Current Liabilities	64,840	54,900

Total Liabilities	64,840	54,900

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(88,361)	(81,900)

Total Stockholders' Equity (deficit)	(61,361)	(54,900)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,479	$ -

The accompanying notes are an integral part of these financial statements

	Wings & Things, Inc.
	(A Development Stage Company)
	Consolidated Statements of Operations
		(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months	From Inception on
	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	March 11, 1986
	2006	2005	2006	2005	to Sept. 30, 2006
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	1,898	-	6,271	-	88,171

TOTAL EXPENSES	1,898	-	6,271	-	88,171

Net Operating Income (Loss)	(1,898)	-	(6,271)	-	(88,171)

OTHER INCOME (EXPENSE)
Interest Expense	(190)	-	(190)	-	(190)

INCOME FROM CONTINUING
OPERATIONS AND
BEFORE TAXES	(2,088)	-	(6,461)	-	(88,361)

TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (2,088)	$ -	$ (6,461)	$ -	$ (88,361)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000	17,137,587

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
(A Development Stage Company)
Statement of Cash Flows
	(Unaudited)

			From Inception on
	For the nine months ended		March 11, 1986
	September 30,		Through
	2006	2005	September 30, 2006

Cash Flows from Operating Activities

Net Loss	$ (6,461)	$ -	$ (88,361)
Adjustments to reconcile net (loss) to cash provided
(Used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable & Accrued Expenses	440	-	55,340

Net Cash Provided (Used) by Operating Activities	(6,021)	-	(6,021)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Note Payable	9,500	-	9,500

Net Cash Provided (Used) by Financing Activities	9,500	-	9,500

Increase (Decrease) in Cash	3,479	-	3,479

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$ 3,479	$ -	$ 3,479

Supplemental Cash Flow Information:

Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 10,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2006

GENERAL

Wings & Things, Inc.  (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report  filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

NOTE PAYABLE

During the prior quarter the Company received a loan of $9,500 from an unrelated party.  On August 15, 2006 the terms of the loan were finalized which included an interest rate of 8% per annum and a maturity date of May 25, 2007.  The loan is unsecured. As of September 30, 2006 there was accrued interest on the loan of $190.

In this report references to “Wings & Things,” “we,” “us,” and “our” refer to Wings & Things, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition.  Potential investors must recognize that because of limited capital available for investigation of business opportunities and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of September 30, 2006 we had $3,479 cash on hand and total current liabilities of $64,840.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and will need to raise additional funds during the next twelve months.

Historically we have relied on related parties to pay for costs on our behalf; but in the 2006 second quarter we secured a loan of $9,500 from a third party.  We intend to use any cash to fund our operations for the short term, but will likely continue to rely on related parties to pay for costs on our behalf when we have insufficient cash.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, she determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: November 8, 2006

By:   /s/ Linda L. Perry

Linda L. Perry

President, Principal Executive Officer,

Principal Financial Officer, and Director