Form 10QSB
period 2007-06-30
WINGS & THINGS INC
filed 2007-08-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  [X]   No [  ]

As of August 1, 2007, Wings & Things, Inc. had a total of 18,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Wings & Things, Inc.

(A Development Stage Company)

Consolidated Financial Statements

June 30, 2007

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 9,833	$ 450

TOTAL ASSETS	$ 9,833	$ 450

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 54,900	$ 54,900
Accounts Payable	22,300	10,100
Total Current Liabilities	77,200	65,000

Total Liabilities	77,200	65,000

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(94,367)	(91,550)

Total Stockholders' Deficit	(67,367)	(64,550)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9,833	$ 450

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months	From Inception on
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	March 11, 1986
	2007	2006	2007	2006	to June 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	2,817	4,373	2,817	4,373	94,367

TOTAL EXPENSES	2,817	4,373	2,817	4,373	94,367

Net Operating Loss	(2,817)	(4,373)	(2,817)	(4,373)	(94,367)

LOSS BEFORE TAXES	(2,817)	(4,373)	(2,817)	(4,373)	(94,367)

TAXES	-	-	-	-	-

NET LOSS	$ (2,817)	$ (4,373)	$ (2,817)	$ (4,373)	$ (94,367)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000	17,169,684

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception on
	For the six months ended		March 11, 1986
	June 30,		Through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities

Net Loss	$ (2,817)	$ (4,373)	$ (94,367)
Adjustments to reconcile net (loss) to cash provided
(Used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	12,200	9,500	77,200

Net Cash Provided (Used) by Operating Activities	9,383	5,127	9,833

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	9,383	5,127	9,833

Cash and Cash Equivalents at Beginning of Period	450	-	-

Cash and Cash Equivalents at End of Period	$ 9,833	$ 5,127	$ 9,833

Supplemental Cash Flow Information:
Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 10,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2007

GENERAL

Wings & Things, Inc.  (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report  filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of June 30, 2007 we had $9,833 cash on hand, with total current liabilities of $77,200 and we have not recorded revenues for the past two years. Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, she determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 9, 2007	WINGS & THINGS, INC. By: /s/ Linda L. Perry Linda L. Perry President, Principal Executive Officer, Principal Financial Officer, and Director