Form 10-K
period 2007-12-31
WINGS & THINGS INC
filed 2008-03-21
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30529

WINGS & THINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0464667 (I.R.S. Employer Identification No.)
#313, 455 East 400 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

Registrant’s telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates can not be determined.

The number of shares outstanding of the registrant’s common stock as of March 5, 2008 was 18,000,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 2.  Properties

5

Item 3.  Legal Proceedings

5

Item 4.  Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

6

Item 6.   Selected Financial Data

6

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

7

Item 8.   Financial Statements and Supplementary Data

8

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A.Controls and Procedures

20

Item 9B.Other Information

20

PART III

Item 10. Directors, Executive Officers and Corporate Governance

20

Item 11. Executive Compensation

21

Item 12. Security Ownership of Certain Beneficial Owners and Management

              and Related Stockholder Matters

22

Item 13. Certain Relationships and Related Transactions, and Director Independence

23

Item 14. Principal Accountant Fees and Services

23

PART IV

Item 15.  Exhibits, Financial Statement Schedules

24

Signatures

25

In this annual report references to “Wings & Things,” “we,” “us,” and “our” refer to Wings & Things, Inc.

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

Historical Development

The corporation was incorporated in the state of Utah on March 11, 1986 as WorldNet, Inc. of Utah and was a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation.  WorldNet, Inc. of Utah changed its name to Yellow Pines Corporation and then incorporated Wings and Things, Inc. in the state of Nevada on December 9, 1997.  On March 10, 2000, Yellow Pines Corporation merged with Wings & Things - Nevada for the sole purpose of changing Yellow Pines’ domicile from Utah to Nevada.  Wings & Things does not have active business operations and remains a subsidiary of Nautilus Entertainment, Inc., now called VIP WorldNet, Inc.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment and they both serve as management of other development stage reporting companies seeking merger candidates.  Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any public trading market.

Holders and Dividends

We had 78 stockholders of record as of March 5, 2008.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended December 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 2,688	$ 450
Total assets	2,688	450
Total liabilities	77,500	65,000
Accumulated deficit	(101,812)	(91,550)
Total stockholders equity	$ (74,812)	$ (64,500)

SUMMARY OF OPERATING RESULTS
Revenues	$ –	$ –
Net operating loss	(10,262)	(9,650)
Income taxes	–	–
Net loss	$ (10,262)	$ (9,650)
Net loss per share	$ (0.00)	$ (0.00)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Plan of Operation

We are a development stage company and have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.   At December 31, 2007, we had $2,688 in cash and total liabilities of $77,500 and we cannot satisfy our cash requirements.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on management or shareholders to pay for costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity.  If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Provided we do not acquire or merge with an operating business, during the next twelve months we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Wings & Things, Inc.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Equity

12

Statements of Cash Flows

13

Notes to the Financial Statements

14

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

We have audited the accompanying consolidated balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from March 11, 1986 (inception), through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc.  (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and from March 11, 1986 (inception), through December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

February 16, 2008

__________________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31
	2007	2006

CURRENT ASSETS

Cash	$2,688	$450
Total Current Assets	2,688	450

TOTAL ASSETS	$2,688	$450

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related Party	$54,900	$54,900
Accounts Payable	22,600	10,100
Total Current Liabilities	77,500	65,000

Total Liabilities	77,500	65,000

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional Paid-in Capital	9,000	9,000

Deficit Accumulated during the development stage	(101,812)	(91,550)

Total Stockholders' Deficit	(74,812)	(64,550)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,688	$450

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Years Ended		March 11,
	December 31		1986 to
	2007	2006	Dec. 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	10,262	9,650	101,812

TOTAL EXPENSES	10,262	9,650	101,812

Net Operating Loss	(10,262)	(9,650)	(101,812)

LOSS BEFORE TAXES	(10,262)	(9,650)	(101,812)

TAXES	-	-	-

NET LOSS	$(10,262)	$(9,650)	$(101,812)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000	17,191,082

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
From Inception on March 11, 1986 through December 31, 2007
				Deficit
				Accumulated
			Additional	During the
		Common Stock	Paid in	Development
	Shares	Amount	Capital	Stage

Issuance of shares for marketing rights	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Net (loss) for the year ended December 31, 1987	-	-	-	-
Net (loss) for the year ended December 31, 1988	-	-	-	-
Net (loss) for the year ended December 31, 1989	-	-	-	-
Net (loss) for the year ended December 31, 1990	-	-	-	-
Net (loss) for the year ended December 31, 1991	-	-	-	-
Net (loss) for the year ended December 31, 1992	-	-	-	-
Net (loss) for the year ended December 31, 1993	-	-	-	-
Balance - December 31, 1993	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1996	-	-	-	-
Balance - December 31, 1996	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1998	-	-	-	-
Balance - December 31, 1998	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1999	-	-	-	(40,000)
Balance - December 31, 1999	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	1,700,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17000	-	(62,000)
Common stock issued for services	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	1,000	9,000	(72,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	1,000	9,000	(77,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(4,900)
Balance - December 31, 2005	18,000,000	1,000	9,000	(81,900)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,650)
Balance - December 31, 2006	18,000,000	1,000	9,000	(91,550)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,262)
Balance – December 31, 2007	18,000,000	$1,000	$9,000	$(101,812)

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From
			Inception on
			March 11,
			1986
	For the years ended		Through
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities

Net Loss	$(10,262)	$(9,650)	$(101,812)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	12,500	10,100	77,500

Net Cash Provided (Used) by Operating Activities	2,238	450	2,688

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	2,238	450	2,688

Cash and Cash Equivalents at Beginning of Period	450	-	-

Cash and Cash Equivalents at End of Period	$2,688	$450	$2,688

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$10,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

b.

Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS )”SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

c.

Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies (continued)

c.

Loss per share (continued)

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,262)	18,000,000	$ (0.00)
For the year ended December 31, 2006:
Basic EPS Loss to common stockholders	$ (9,650)	18,000,000	$ (0.00)
From inception on March 11,1986 to December 31, 2007:
Basic EPS Loss to common stockholders	$ (101,812)	17,191,082	$ (0.01)

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling  $101,812 that will be offset against future taxable income.  These NOL carryforwards began to expire in the year 2001.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset: NOL carryforward	$ 34,616	$ 24,718
Valuation allowance	(34,616)	(24,718)
	$ -	$ -

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

During 2003, the Company issued 1,000,000 of its common stock for services valued at $10,000 (or $.01 per share)

NOTE 4 - Related Party Transactions

Through the years ended December 31, 2002, the Company incurred $45,000 of professional fees payable to First Equity Holdings Corp.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 4 - Related Party Transactions (continued)

During the years ended December 31, 2004 and 2005 the Company incurred $5,000  and $4,900 each year respectively of professional fees payable to First Equity Holdings Corp.

There were no related party transactions during 2007.

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

December 31, 2007 and 2006

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

In February, 2007, the FASB issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" (“SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at  fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 - Recent Pronouncements (Continued)

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”.  The Company does not presently anticipate that the adoption of SFAS 159 would have any impact on its financial statements.

In December , 2007, the FASB issued SFAS No. 141 (Revised) which replaces SFAS No. 141, “BUSINESS COMBINATIONS”.  The purpose of this Statement [“SFAS 141 (R)] is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished by how the acquiring company recognizes and measures the identifiable assets acquired and liabilities assumed; the goodwill acquired or the gain recognized from a bargain purchase; and determining what information to disclose in the financial statements.

SFAS 141 (R) is effective for fiscal years  beginning on or after December 15, 2008 and is effective the same date as that of related SFAS No. 160.  The Company does not presently anticipate that the adoption of SFAS 141 (R) would have any impact on its financial statements.

In December, 2007, the FASB issued SFAS No. 160 “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51".  The purpose of this Statement (SFAS 160) is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements relating to a minority interest.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective the same date as that of SFAS 141 (R).  The Company does not presently anticipate that the adoption of SFAS 160 would have any impact on its financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, she concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our President is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

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

Name	Age	Position Held	Director Term
Linda L. Perry	63	President, Director	July 2001 until our next annual meeting.
M. Jeanne Ball	50	Secretary/Treasurer, Director	February1998 until our next annual meeting.

Linda L. Perry -  Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997.  She also serves as a director of Globalwise Investments, Inc., a development stage reporting company.  She attended Weber State College, located in Ogden, Utah.

M. Jeanne Ball -  Ms Ball was appointed a director and officer shortly after our incorporation.  Mrs. Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney.  She is a Director of Skinovation Pharmaceutical Incorporated, a development stage reporting company.

Mrs. Perry intends to resign her positions of Director and President within the next 30 days and the board of directors expects to appoint Mr. Greg Popp to fill the director vacancy and will also appoint him as President.  Mr. Popp is the President of Investrio, Inc. and also served as its CFO from October 2002 to January 2003.  He graduated from the University of Utah, located in Salt Lake City, Utah with a Bachelors of Science degree and in 2000 he obtained an MBA from the University of Utah.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2007.

Code of Ethics

Due to the fact that we have only two officers and directors and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Mrs. Perry and Ball, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our President, Mrs. Perry, did not receive compensation during the year ended December 31, 2007.  None of our other named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 5, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
VIP WorldNet, Inc. 154 E. Ford Avenue Salt Lake City, Utah 84124	15,009,450 (1)	83.4%
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.6%

(1)   VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
M. Jeanne Ball #313, 455 East 400 South, Salt Lake City, UT 84111	200	Less than 1%
Linda L. Perry #313, 455 East 400 South, Salt Lake City, UT 84111	200	Less than 1%
Directors and officers as a group	400	Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Since the beginning of our past fiscal year we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock.  Such shares represent 83.4% of our issued and outstanding shares.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2006
Audit fees	$ 2,065	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3.1

Articles of Incorporation, dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

3.2

Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

WINGS & THINGS, INC.

By: /s/  Linda L. Perry

Linda L. Perry, President

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Linda L. Perry

Linda L. Perry

Principal Executive Officer

Principal Financial and Accounting Officer

President and Director

Date:  March 17, 2008

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Secretary/Treasurer and Director

Date:  March 17, 2008

25