Form 10-Q
period 2008-03-31
WINGS & THINGS INC
filed 2008-05-14
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-30529

WINGS & THINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0464667 (I.R.S. Employer Identification No.)
#313, 455 East 400 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 18,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheets

3

             Statements of Operations

4

             Statements of Cash Flows

5

             Notes to the Financial Statements

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 5. Other Information

8

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2008

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31	December 31
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$ 2,038	$ 2,688
Total Current Assets	2,308	2,688

TOTAL ASSETS	$ 2,038	$ 2,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 54,900	$ 54,900
Accounts Payable	23,300	22,600
Total Current Liabilities	78,200	77,500

Total Liabilities	78,200	77,500

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(103,162)	(101,812)

Total Stockholders' Deficit	(76,162)	(74,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,038	$ 2,688

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From
	For the	For the	Inception on
	three months	three months	March 11, 1986
	ended March 31,	ended March 31,	to March 31,
	2008	2007	2008

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	1,350	-	103,162

TOTAL EXPENSES	1,350	-	103,162

Net Operating Loss	(1,350)	-	(103,162)

LOSS BEFORE TAXES	(1,350)	-	(103,162)

TAXES	-	-	-

NET LOSS	$ (1,350)	$ -	$ (103,162)

NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From
			Inception on
			March 11, 1986
	For the three months ended		Through
	March 31,		March 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$ (1,350)	$ -	$ (103,162)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	700	-	78,200

Net Cash Provided (Used) by Operating Activities	(650)	-	2,038

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	(650)	-	2,038

Cash and Cash Equivalents at Beginning of Period	2,688	450	-

Cash and Cash Equivalents at End of Period	$ 2,038	$ 450	$ 2,038

Supplemental Cash Flow Information:
Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 10,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

March 31, 2008

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

In this report references to “Wings & Things,” “we,” “us,” and “our” refer to Wings & Things, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company without revenues from operations and have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.  At March 31, 2008, we had $2,038 in cash and total liabilities of $78,200 and we cannot satisfy our cash requirements for our operations.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on equity or debt transactions.

We may issue common stock for cash, to convert debt, or for services rendered and we anticipate that the common stock will be issued  pursuant to exemptions to registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

During the next twelve months, provided we do not acquire or merge with an operating business, we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In our annual report on Form 10-K we reported that Linda L. Perry would resign from her positions of Director and President and that the board of directors would appoint Greg Popp to fill those positions.  On March 20, 2008 Mrs. Perry resigned her positions and the board of directors appointed Mr. Popp to fill the director vacancy and appointed him President.

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

WINGS & THINGS, INC. By: /s/ Greg Popp Greg Popp President and Director Principal Financial Officer	Date: May 13, 2008

9