Form 10-Q/A
period 2008-03-31
WINGS & THINGS INC
filed 2008-08-08
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of August 6, 2008 was 18,000,000.

EXPLANATORY NOTE

This quarterly report has been amended to include the correct notes to the financial statements.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

             Balance Sheets

3

             Statements of Operations

4

             Statements of Cash Flows

5

             Notes to the Financial Statements

6

PART II – OTHER INFORMATION

Exhibits

7

Signatures

7

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

Notes to the Financial Statements

March 31, 2008

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

PART II – OTHER INFORMATION

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

WINGS & THINGS, INC. By: /s/ Greg Popp Greg Popp President and Director Principal Financial Officer	Date: August 6, 2008

7