Form 10-Q
period 2008-06-30
WINGS & THINGS INC
filed 2008-08-08
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 18,000,000.

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

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2008

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30	December 31
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$603	$2,688
Total Current Assets	603	2,688

TOTAL ASSETS	$603	$2,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts Payable – Related party	$-	$54,900
Accounts Payable	78,500	22,600
Total Current Liabilities	78,500	77,500

Total Liabilities	78,500	77,500

STOCKHOLDERS’ DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(104,897)	(101,812)

Total Stockholders’ Deficit	(77,897)	(74,812)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$603	$2,688

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From
	For the three	For the three	For the six	For the six	Inception on
	months	months	months	months	March 11,
	ended	ended	ended	ended	1986 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	1,735	2,817	3,085	2,817	104,897

TOTAL EXPENSES	1,735	2,817	3,085	2,817	104,897

Net Operating Loss	(1,735)	(2,817)	(3,085)	(2,817)	(104,897)

LOSS BEFORE TAXES	(1,735)	(2,817)	(3,085)	(2,817)	(104,897)

TAXES	-	-	-	-	-

NET LOSS	$(1,735)	$(2,817)	$(3,085)	$(2,817)	$(104,897)

NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception to
			March 11,
			1986
	For the six months ended		Through
	June 30,		June 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(3,085)	$(2,817)	$(104,897)
Adjustments to reconcile net (loss) to cash provided
(Used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	1,000	12,200	78,500

Net Cash Provided (Used) by Operating Activities	(2,085)	9,383	603

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	(2,085)	9,383	603

Cash and Cash Equivalents at Beginning of Period	2,688	450	-

Cash and Cash Equivalents at End of Period	$603	$9,833	$603

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$10,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008

GENERAL

Wings & Things, Inc.  (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report  filed on the Form 10-K for the twelve months ended December 31, 2007.

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

In this report references to “Wings & Things,” “we,” “us,” and “our” refer to Wings & Things, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues from operations for the past two fiscal years.  During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger with or acquisition of a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further merger/acquisition activities.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition or merger.  Potential investors must recognize that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.  In addition, because we have limited capital available for investigation of business opportunities and management has limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any particular business opportunity.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

Financial Condition

We have had recurring operating losses for the past two fiscal years.  At June 30, 2008 we had cash of $603 and total liabilities of $78,500.  We spend approximately $10,000 per year for our operations and the majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to raise additional funds during the next twelve months.

Historically we have relied on loans to meet our cash requirements.  In the short term, we intend to rely on equity or debt transactions with third parties and/or related parties to provide additional capital. We may repay this debt with cash, if available, or may convert the debt into common stock.  We also may issue common stock for services rendered to us.

If we obtain a business opportunity, then it may be necessary to raise additional capital through the sale of our common stock.  We anticipate that the common stock will be issued  pursuant to exemptions to registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions from the registration requirements.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our  management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

No.

Description

3(i)

Articles of Incorporation, dated March 11, 1986 (Incorporated by reference to exhibit 2.1 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

3(ii)

Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINGS & THINGS, INC. By: /s/ Greg Popp Greg Popp President and Director Principal Financial Officer	Date: August 5, 2008

9