Form 10-Q
period 2008-09-30
WINGS & THINGS INC
filed 2008-11-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(435) 674-1282

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 18,000,000.

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

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2008

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30	December 31
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$1,095	$2,688
Total Current Assets	1,095	2,688

TOTAL ASSETS	$1,095	$2,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$-	$54,900
Accounts Payable	80,500	22,600
Total Current Liabilities	80,500	77,500

Total Liabilities	80,500	77,500

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(106,405)	(101,812)

Total Stockholders' Deficit	(79,405)	(74,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,095	$2,688

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
						From
	For the three	For the three	For the nine	For the nine		Inception on
	months	months	months	months		March 11,
	ended	ended	ended	ended		1986 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,		Sept. 30,
	2008	2007	2008	2007		2008
REVENUES	$-	$-	$-	$-		$-

EXPENSES
General & Administrative	1,508	6,501	4,593	9,318		106,405

TOTAL EXPENSES	1,508	6,501	4,593	9,318		106,405

Net Operating loss	(1,508)	(6,501)	(4,593)	(9,318)		(106,405)

LOSS BEFORE TAXES	(1,508)	(6,501)	(4,593)	(9,318)		(106,405)

TAXES	-	-	-	-		-

NET LOSS	$(1,508)	$(6,501)	$(4,593)	$(9,318)		$(106,405)

NET LOSS PER SHARE	$-	$-	$-	$-	$

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From
			Inception on
	For the nine		March 11 1986
	months ended		Through
	September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(4,593)	$(9,318)	$(106,405)
Adjustments to reconcile net (loss) to cash provided
(Used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable	3,000	12,200	80,500

Net Cash Provided (Used) by Operating Activities	(1,593)	2,882	1,095

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Note Payable	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	(1,593)	2,882	1,095

Cash and Cash Equivalents at Beginning of Period	2,688	450	-

Cash and Cash Equivalents at End of Period	$1,095	$3,332	$1,095

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$10,000.00

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

GENERAL

Wings & Things, Inc.  (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report  filed on the Form 10-K for the twelve months ended December 31, 2007.

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

Financial Condition

We have had recurring operating losses for the past two fiscal years and, historically, we have relied on loans to meet our cash requirements.  At September 30, 2008, we had cash of $1,095 and total liabilities of $80,500.  In the short term, we intend to rely on equity or debt transactions with third parties and/or related parties to provide additional capital. We may repay this debt with cash, if available, or may convert the debt into common stock.  We also may issue common stock for services rendered to us.

The majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to raise additional funds during the next twelve months to pay for them.

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

Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC. By: /s/ Greg Popp Greg Popp President and Director Principal Financial Officer	Date: November 7, 2008

9