Form 10-K
period 2008-12-31
WINGS & THINGS INC
filed 2009-03-30
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 2, 2009 was 18,000,000.

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

7

Item 8.  Financial Statements and Supplementary Data

8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A(T).  Controls and Procedures

20

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

21

Item 11.  Executive Compensation

22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

22

Item 13.  Certain Relationships and Related Transactions, and Director Independence

23

Item 14.  Principal Accounting Fees and Services

23

PART IV

Item 15.  Exhibits, Financial Statement Schedules

24

Signatures

25

In this annual report references to “Wings & Things,” “we,” “us,” and “our” refer to Wings & Things, Inc.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

The corporation was incorporated in the state of Utah on March 11, 1986 as WorldNet, Inc. of Utah and was a wholly-owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation.  WorldNet, Inc. of Utah changed its name to Yellow Pines Corporation and then incorporated Wings and Things, Inc. in the state of Nevada on December 9, 1997.  On March 10, 2000, Yellow Pines Corporation merged with Wings & Things, Inc. for the sole purpose of changing Yellow Pines’ domicile from Utah to Nevada.  Wings & Things, Inc. does not have active business operations and remains a subsidiary of Nautilus Entertainment, Inc., now called VIP WorldNet, Inc.

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

The current economy creates more challenges for the success of our business plan.  With the inconsistency of the stock market, the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy continues to decline, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Wings & Things.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business plan and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed for trading on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by that Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Due to management’s limited experience with mergers and acquisitions, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment and Ms. Ball serves as management of another development stage reporting company seeking business opportunities.  (See Part III, Item 10, below.)  Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

•

the quality of the business opportunity’s management and personnel,

•

the anticipated acceptability of its new products or marketing concept,

•

the merit of its technological changes,

•

the perceived benefit that it will derive from becoming a publicly held entity, and

•

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired, which will likely result in additional expense for that company.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other reporting development stage companies, many of which may have more funds available for such transactions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market.

Holders and Dividends

We had 78 stockholders of record as of March 2, 2009.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2008, we had $648 in cash and we had total liabilities of $80,500.  We will need to raise additional capital during the next twelve months to fund our basic operations.  Management intends to rely upon loans to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay expenses.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2008 and 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Deficit

12

Statements of Cash Flows

13

Notes to the Financial Statements

14

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on March 11, 1986 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 and from inception on March 11, 1986 through December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah 84010

March 24, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31
ASSETS	2008	2007

CURRENT ASSETS

Cash	$648	$2,688
Total Current Assets	648	2,688

TOTAL ASSETS	$648	$2,688

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related Party	$-	$54,900
Accounts Payable	80,500	22,600
Total Current Liabilities	80,500	77,500

Total Liabilities	80,500	77,500

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional Paid-in Capital	9,000	9,000

Deficit Accumulated During the Development Stage	(106,852)	(101,812)

Total Stockholders' Deficit	(79,852)	(74,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$648	$2,688

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the Years Ended		March 11, 1986
	December 31, 2008		to Dec. 31,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	5,040	10,262	106,852

TOTAL EXPENSES	5,040	10,262	106,852

Net Operating Loss	(5,040)	(10,262)	(106,852)

LOSS BEFORE TAXES	(5,040)	(10,262)	(106,852)

TAXES	-	-	-

NET LOSS	$(5,040)	$(10,262)	$(106,852)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception on March 11, 1986 through December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of shares for marketing rights	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Net (loss) for the year ended December 31, 1987	-	-	-	-
Net (loss) for the year ended December 31, 1988	-	-	-	-
Net (loss) for the year ended December 31, 1989	-	-	-	-
Net (loss) for the year ended December 31, 1990	-	-	-	-
Net (loss) for the year ended December 31, 1991	-	-	-	-
Net (loss) for the year ended December 31, 1992	-	-	-	-
Net (loss) for the year ended December 31, 1993	-	-	-	-
Balance - December 31, 1993	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1996	-	-	-	-
Balance - December 31, 1996	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1998	-	-	-	-
Balance - December 31, 1998	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1999	-	-	-	(40,000)
Balance - December 31, 1999	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	1,700,000	17,000		(57,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17000	-	(62,000)
Common stock issued for services	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	18,000	9,000	(72,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	18,000	9,000	(77,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(4,900)
Balance - December 31, 2005	18,000,000	18,000	9,000	(81,900)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,650)
Balance - December 31, 2006	18,000,000	18,000	9,000	(91,550)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,262)
Balance - December 31, 2007	18,000,000	18,000	9,000	(101,812)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,040)
Balance - December 31, 2008	18,000,000	$18,000	$9,000	$(106,852)

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			March 11, 1986
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(5,040)	$(10,262)	$(106,852)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Depreciation & Amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	3,000	12,500	80,500

Net Cash Provided (Used) by Operating Activities	(2,040)	2,238	648

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Increase (Decrease) in Cash	(2,040)	2,238	648
Cash and Cash Equivalents at Beginning of Period	2,688	450	-

Cash and Cash Equivalents at End of Period	$648	$2,688	$648

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$10,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies

a.

      Organization & Consolidation Policy

Wings & Things, Inc. (the Company), a Nevada corporation, was incorporated December 9, 1997.  On March 10, 2000 the Company merged with Yellow Pines Corporation, a Utah corporation.

Yellow Pines, formerly known as WorldNet, Inc. was incorporated March 11, 1986 to lease, sell, and market airships, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder.  The technology to further develop the airship by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased.  Yellow Pines has been searching for a new business opportunity since that time.

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

b.

       Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition In Financial Statements (“AB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

c.

      Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (continued)

              c.         Loss per share (continued)

	Loss Numerator	Shares Denominator	Per Share Amount
For the year ended December 31, 2008:
Basic EPS Loss to common stockholders	$ (5,040)	18,000,000	$ (0.00)
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,262)	18,000,000	$ (0.00)

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

             e.         Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling $106,852 that will be offset against future taxable income.  These NOL carryforwards began to expire in the year 2001.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax asset:
NOL carryforward	$36,330	$34,616
Valuation allowance	(36,330)	(34,616)
	$--	$--

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

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (continued)

            e.         Provision for Income Taxes (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards, for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to their future use by the Company.

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

g.

Fair Value of Financial Instruments

 Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

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

December 31, 2008 and 2007

NOTE 4 - Related Party Transactions

Through the years ended December 31, 2002, the Company incurred $45,000 of professional fees payable to First Equity Holdings Corp.

During the years ended December 31, 2004 and 2005 the Company incurred $5,000 and $4,900 each year respectively of professional fees payable to First Equity Holdings Corp.

Through March 20, 2008, an officer of the Company was affiliated with First Equity Holdings Corp.  The relationship with First Equity Holdings Corp. ceased on that date.

NOTE 5 - Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 6 - Recent Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (SFAS 159). SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (continued)

combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after its adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.  Our principal executive officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

  maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions and biographical information are presented below.  Our bylaws require at least one director and our directors serve for the term of one year or until replaced by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director Term
Gregg L. Popp	39	Director, President	March 2008 until our next annual meeting.
M. Jeanne Ball	51	Director, Secretary/Treasurer	February1998 until our next annual meeting.

Gregg L. Popp –  Mr. Popp is the President of Investrio, Inc. and also served as its CFO from October 2002 to January 2003.  He graduated from the University of Utah, located in Salt Lake City, Utah with a Bachelors of Science degree and in 2000 he obtained an MBA from the University of Utah.

M. Jeanne Ball -  Ms. Ball was appointed a director and officer shortly after our incorporation.  Ms. Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney.  She is a Director of Skinovation Pharmaceutical Incorporated, a development stage reporting company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon our review of those reports, we believe Mr. Popp did not file a Form 3 for the year ended December 31, 2008.

Code of Ethics

Since we have only two persons serving as directors and executive officers and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation during the year ended December 31, 2008.  None of our named executive officers received any cash or non-cash compensation during the past three fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 2, 2009.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
VIP WorldNet, Inc. 726 S. Casino Center Blvd. #207 Las Vegas, NV 89101	15,009,450 (1)	83.4
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.6

(1)

VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates beneficially own 9,450 shares.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
M. Jeanne Ball	200	Less than 1%
Gregg L. Popp	257,000	1.4
Directors and officers as a group	257,200	1.4

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock.  Such shares represent 83.4% of our issued and outstanding shares.

Director Independence

None of our directors are independent directors as defined by Nasdaq Stock Market Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified

Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2008
Audit fees	$ 2,065	$ 2,200
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

/s/ Gregg L. Popp

Gregg L. Popp, President

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregg L. Popp

Gregg L. Popp

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date:  March 27, 2009

/s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date:  March 27, 2009

25