Form 10-Q
period 2010-06-30
WINGS & THINGS INC
filed 2010-08-12
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 18,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2010

Wings & Things, Inc.
(A Development Stage Company)
Balance Sheets

	June 30	December 31
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 5,509	$ 836
Total Current Assets	5,509	836

TOTAL ASSETS	$ 5,509	$ 836

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 94,000	$ 85,500
Total Current Liabilities	94,000	85,500
Total Liabilities	94,000	85,500

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in Capital	9,000	9,000
Deficit Accumulated During the Development Stage	(115,491)	(111,664)
Total Stockholders' Deficit	(88,491)	(84,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,509	$ 836

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From
					Inception on
	For the three months ended		For the six months ended		March 11, 1986
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	747	747	3,827	3,318	115,491

TOTAL EXPENSES	747	747	3,827	3,318	115,491

Net Operating Loss	(747)	(747)	(3,827)	(3,318)	(115,491)

LOSS BEFORE TAXES	(747)	(747)	(3,827)	(3,318)	(115,491)

TAXES	-	-	-	-	-

NET LOSS	$ (747)	$ (747)	$ (3,827)	$ (3,318)	$ (115,491)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			March 11, 1986
	For the six months ended		Through
	June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net Loss	$ (3,827)	$ (3,318)	$ (115,491)
Adjustments to reconcile net loss to cash provided
(Used) by operating activities:
Depreciation and amortization	-	-	17,000
Stock issued for services	-	-	10,000
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	8,500	5,000	94,000

Net Cash Provided (Used) by Operating Activities	4,673	1,682	5,509

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Increase (Decrease) in Cash	4,673	1,682	5,509

Cash and Cash Equivalents at Beginning of Period	836	648	-

Cash and Cash Equivalents at End of Period	$ 5,509	$ 2,330	$ 5,509

Supplemental Cash Flow Information:
Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 10,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At June 30, 2010, we had $5,509 in cash and had total liabilities of $94,000 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In the event we merge with or acquire such a company, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth company.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer	Date: August 12, 2010

9