Form 10-Q
period 2011-03-31
WINGS & THINGS INC
filed 2011-05-02
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of April 22, 2011 was 18,000,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2011

Wings & Things, Inc.

 (A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2011	DEC 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,640	$1,823
Total current assets	1,640	1,823

Total assets	$1,640	$1,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$275	$55,175
Advances received	--	37,100
Loans	95,000	--
Accrued interest	1,906	--
Total current liabilities	97,181	92,275
Total liabilities	97,181	92,275
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(122,541)	(117,452)
Total stockholders' equity	(95,541)	(90,452)

Total liabilities and stockholders' equity	$1,640	$1,823

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION ON MAR 11, 1986 TO MAR 31, 2011

Revenues	$0	$0	$0

Expenses
General and administrative	3,183	3,080	120,635
Total expenses	3,183	3,080	120,635

Net loss before other expense	(3,183)	(3,080)	(120,635)

Other income (expense)
Interest expense	(1,906)	--	(1,906)
Total other income (expense)	(1,906)	--	(1,906)

Loss from operations before income taxes	(5,089)	(3,080)	(122,541)
Income taxes	0	0	0

Net loss	$(5,089)	$(3,080)	$(122,541)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION ON MAR 11, 1986 TO MARCH 31, 2011

Cash Flows from Operating Activities
Net Loss	$(5,089)	$(3,080)	$(122,541)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	--	--	17,000
Stock issued for services	--	--	10,000
Changes in liabilities:
Increase in accounts payable	--	1,696	55,175
Increase in accrued interest	1,906	--	1,906
Net cash provided (used) by operating activities	(3,183)	(1,384)	(38,460)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from cash advances and loans	3,000	2,500	40,100
Net cash provided (used) by financing activities	3,000	2,500	40,100

Increase (decrease) in cash and cash equivalents	(183)	1,116	1,640

Cash and cash equivalents at beginning of period	1,823	836	0

Cash and cash equivalents at end of period	$1,640	$1,952	$1,640

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted accounts payable and advances into loans	$92,000	$--	$92,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

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

In this report references to “Wings & Things,” “the Company,” “we,” “us,” and “our” refer to Wings & Things, Inc.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At March 31, 2011 we had $1,640 in cash and total liabilities of $97,181.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We anticipate that we will sell our common stock to raise this additional capital.  We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon advances of $3,000 from third parties during the first quarter of 2011 to finance our operations.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

During the 2011 and 2010 first quarters we had no revenues.  General and administrative expense increased from $3,080 for the 2010 first quarter to $3,183 for the 2011 first quarter.  We recorded interest expense of $1,906 in the 2011 first quarter due to the conversion of a portion of our current liabilities to loans.

Commitments

At December 31, 2010 the Company recorded $92,000 in current liabilities for services received, as well as cash advances received from unrelated parties.  Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: April 29, 2011	WINGS & THINGS, INC. By: /s/ Greg L Popp Greg L. Popp President and Director Principal Financial Officer

9