Form 10-K/A
period 2010-12-31
WINGS & THINGS INC
filed 2011-11-08
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2011 was 18,000,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 8.  Financial Statements and Supplementary Data

3

Item 9A.  Controls and Procedures

12

PART III

Item 14.  Principal Accounting Fees and Services

12

PART IV

Item 15.  Exhibits, Financial Statement Schedules

13

Signatures

14

In this annual report references to “Wings & Things,” “we,” “us,” “our” and “the Company” refer to Wings & Things, Inc.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on August 3, 2011 the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2010.  The staff comments requested revisions to the Report of Independent Registered Public Accounting Firm and the reaudit of the cumulative period financial information.  In response to these staff comments we have reaudited the cumulative period and provided the appropriate auditors’ report in this amendment. In addition, the staff requested that the Company revise the language in Item 9A to specifically state that our controls and procedures were ineffective for the period covered by the report.  We have also made a correction to the amount of audit fees listed under Part III, Item 14.  Other than these changes, this amended report does not include subsequent events.

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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

December 31, 2010 and 2009

INDEX

Report of Independent Registered Public Accounting Firm

4

Balance Sheets

5

Statements of Operations

6

Statements of Stockholders’ Equity

7

Statements of Cash Flows

8

Notes to the Financial Statements

9

MORRILL & ASSOCIATES, LLC

CERTIFIED PUBLIC ACCOUNTANTS

563 WEST 500 SOUTH, SUITE 425

BOUNTIFUL, UTAH 84010

801-546-9068  PHONE; 801-546-8211 FAX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on March 11, 1986 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the year ended December 31, 2010 and for the period from inception on March 11, 1986 through December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

October 31, 2011

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

Deferred tax asset and the valuation account are as follows at December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009

Net operating loss carryforward	$ 39,934	$ 37,966
Valuation allowance	(39,934)	(37,966)
Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $ 1,968 during the year ended December 31, 2010.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2010	2009
Current Federal tax	$ -	$ -
Current State tax	-	-
Change in NOL benefit	1,968	1,636
Change in valuation allowance	(1,968)	(1,636)
	$ -	$ -

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 -

Income Taxes (continued)

           The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 117,452 and $ 111,664 as of December 31, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2010	2009
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$ -	$ -

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

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our former accounting firm, Michael J. Larsen, Certified Public Accountant, in connection with the audit of our financial statements and other professional services.

	2009	2010
Audit fees	$ 500	$ 2,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Wings & Things, Inc. are included in this report under Item 8 on pages 3 through 11.

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

WINGS & THINGS, INC.

By:  /s/ Greg L. Popp

Greg L. Popp, President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:  November 7, 2011

15