Form 10-Q/A
period 2011-03-31
WINGS & THINGS INC
filed 2011-11-08
CIK 1110482

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures

2

PART II – OTHER INFORMATION

Item 6.  Exhibits

3

Signatures

3

In this report references to “Wings & Things,” “the Company,” “we,” “us,” and “our” refer to Wings & Things, Inc.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on August 3, 2011 the Company received written staff comments regarding our quarterly report on Form 10-Q for the period ended March 31, 2011.  The staff comments requested revisions to Part I, Item 4 regarding the effectiveness of our controls and procedures.  Other than these changes, this amended report does not include subsequent events.

PART I – FINANCIAL INFORMATION

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

32.1

Section 1350 Certification (Filed May 2, 2011)

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

Date: November 7, 2011	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

3