Form 10-Q
period 2011-09-30
WINGS & THINGS INC
filed 2011-11-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of November 7, 2011 was 18,000,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2011

Wings & Things, Inc.

 (A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,245	$1,823
Total current assets	1,245	1,823

Total assets	$1,245	$1,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$55,175
Advances received	0	37,100
Loans	97,000	0
Accrued interest	5,746	0
Total current liabilities	102,746	92,275
Total liabilities	102,746	92,275
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(128,501)	(117,452)
Total stockholders' equity	(101,501)	(90,452)

Total liabilities and stockholders' equity	$1,245	$1,823

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on March 11, 1986 to September 30, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	1,428	747	5,303	4,574	122,755
Total expenses	1,428	747	5,303	4,574	122,755

Net loss before other expense	(1,428)	(747)	(5,303)	(4,574)	(122,755)

Other income (expense)
Interest expense	(1,940)	0	(5,746)	0	(5,746)
Total other income (expense)	(1,940)	0	(5,746)	0	(5,746)

Loss from operations before income taxes	(3,368)	(747)	(11,049)	(4,574)	(128,501)
Income taxes	0	0	0	0	0

Net loss	$(3,368)	$(747)	$(11,049)	$(4,574)	$(128,501)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on March 11, 1986 to September 30, 2011

Cash Flows from Operating Activities
Net Loss	$(11,049)	$(4,574)	$(128,501)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Stock issued for services	0	0	10,000
Changes in liabilities:
Increase (decrease) in accounts payable	(275)	1,400	54,900
Increase in accrued interest	5,746	0	5,746
Net cash provided (used) by operating activities	(5,578)	(3,174)	(40,855)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from cash advances and loans	5,000	6,500	42,100
Net cash provided (used) by financing activities	5,000	6,500	42,100

Increase (decrease) in cash and cash equivalents	(578)	3,326	1,245

Cash and cash equivalents at beginning of period	1,823	836	0

Cash and cash equivalents at end of period	$1,245	$4,162	$1,245

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$92,000	$0	$92,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $1,245 in cash and total liabilities of $102,746.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.  In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon advances of $5,000 from third parties during the nine month period ended September 30, 2011 (“2011 nine month period”) to fund our operations.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and to acquire or enter into a merger with such company.  The type of business opportunity which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 three and nine month periods ended September 30.  General and administrative expense increased from $4,574 for the 2010 nine month period to $5,303 for the 2011 nine month period.  General and administrative expense also increased from $747 for the 2010 third quarter to $1,428 for the 2011 third quarter primarily due to costs of preparing and filing XBRL files with our prior periodic report.  The increased periodic filing costs will likely continue in the short term.  We recorded interest expense of $5,746 in the 2011 nine month period and $1,940 for the 2011 third quarter due to the conversion of a portion of our current liabilities to loans in 2011.   As a result of the increased operating and interest expenses, our net loss increased for both the 2011 nine month and third quarter periods as compared to the 2010 periods.

Obligations

At December 31, 2010 we recorded current liabilities of approximately $92,000 representing services received, as well as cash advances received from unrelated parties.  Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB, File No. 000-30529, filed November 1, 2000)
3(ii)	Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Part II Exhibits - continued

No.	Description
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

10