Form 10-Q
period 2012-03-31
WINGS & THINGS INC
filed 2012-05-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 3, 2012 was 18,000,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2012

Wings & Things, Inc.

 (A Development Stage Company)

 Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,328	$280
Total current assets	5,328	280

Total assets	$5,328	$280

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$24,350	$18,400
Accounts payable	3,901	4,922
Loans	107,000	97,000
Accrued interest	9,734	7,601
Total current liabilities	144,985	127,923
Total liabilities	144,985	127,923
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(166,657)	(154,643)
Total stockholders' equity	(139,657)	(127,643)

Total liabilities and stockholders' equity	$5,328	$280

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON MAR 11, 1986 TO MAR 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	9,881	3,183	156,923
Total expenses	9,881	3,183	156,923

Net loss before other income (expense)	(9,881)	(3,183)	(156,923)

Other income (expense)
Interest expense	(2,133)	(1,906)	(9,734)
Total other income (expense)	(2,133)	(1,906)	(9,734)

Loss from operations before income taxes	(12,014)	(5,089)	(166,657)

Income taxes	0	0	0

Net loss	$(12,014)	$(5,089)	$(166,657)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON MAR 11, 1986 TO MAR 31, 2012

Cash Flows from Operating Activities
Net Loss	$(12,014)	$(5,089)	$(166,657)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Stock issued for services	0	0	10,000
Changes in assets and liabilities:
Increase in accounts payable	4,929	0	28,251
Increase in accrued interest	2,133	1,906	9,734
Net cash provided (used) by operating activities	(4,952)	(3,183)	(101,672)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds for notes payable	10,000	3,000	107,000
Net cash provided (used) by financing activities	10,000	3,000	107,000

Increase (decrease) in cash	5,048	(183)	5,328

Cash and cash equivalents at beginning of period	280	1,823	0

Cash and cash equivalents at end of period	$5,328	$1,640	$5,328

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$92,000	$97,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At March 31, 2012 we had cash of $5,328 and total liabilities of $144,985.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the struggling global economy will restrict the cash available for business opportunities and will restrict the number of such transactions available to us.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans.  At March 31, 2012, our cash increased to $5,328 from $280 at December 31, 2011 as a result of proceeds from a $10,000 loan received from a third party during the 2012 first quarter.  Our total liabilities increased from $127,923 for the 2011 year to $144,985 for the 2012 first quarter and this increase primarily represents the $10,000 third party loan and accounts payable of $5,950 for professional services provided by or paid on our behalf by a shareholder.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2012 or 2011 (“first quarters”). General and administrative expense increased from $3,183 for the 2011 first quarter compared to $9,881 for the 2012 first quarter and reflects increased costs relating to professional services and expenses related to filing our reports with the SEC.  Other expense increased from $1,906 for the 2011 first quarter compared to $2,133 for the 2012 first quarter and relates to interest expense accrued on loans.  Accordingly, our net loss increased from $5,089 for the 2011 first quarter compared to $12,014 for 2012 first quarter.

Obligations

During the 2012 first quarter we borrowed an additional $10,000 from a third party.  This loan is unsecured, bears interest at 8% and is payable upon demand.

At December 31, 2011 we had recorded current liabilities of $144,985 representing accounts payable to related parties and third party loans, along with accrued interest.  Of this amount, $24,350 represented consulting services provided by a related party and $107,000 represents loans, with $92,000 of the loans representing services received and cash advances received from third parties as of December 31, 2010 which were converted to loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB, File No. 000-30529, filed November 1, 2000)
3(ii)	Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)

Part II Exhibits - continued

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

10