Form 10-Q
period 2012-06-30
WINGS & THINGS INC
filed 2012-08-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of August 7, 2012 was 18,000,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2012

Wings & Things, Inc.

 (A Development Stage Company)

 Condensed Balance Sheets

	JUN 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$360	$280
Total current assets	360	280

Total assets	$360	$280

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$29,150	$18,400
Accounts payable	700	4,922
Loans	107,000	97,000
Accrued interest	11,874	7,601
Total current liabilities	148,724	127,923
Total liabilities	148,724	127,923
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(175,364)	(154,643)
Total stockholders' equity	(148,364)	(127,643)

Total liabilities and stockholders' equity	$360	$280

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON MAR 11, 1986 TO JUN 30, 2012

Revenues	$0	$0	0	$0	$0

Expenses
General and administrative	6,567	692	16,448	3,875	163,490
Total expenses	6,567	692	16,448	3,875	163,490
Net loss before other income (expense)	(6,567)	(692)	(16,448)	(3,875)	(163,490)

Other income (expense)
Interest expense	(2,140)	(1,900)	(4,273)	(3,806)	(11,874)
Total other income (expense)	(2,140)	(1,900)	(4,273)	(3,806)	(11,874)

Loss from operations before income taxes	(8,707)	(2,592)	(20,721)	(7,681)	(175,364)

Income taxes	0	0	0	0	0

Net loss	$(8,707)	$(2,592)	$(20,721)	$(7,681)	$(175,364)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON MAR 11, 1986 TO JUN 30, 2012

Cash Flows from Operating Activities
Net Loss	$(20,721)	$(7,681)	$(175,364)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Stock issued for services	0	0	10,000
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	6,528	(275)	29,850
Increase in accrued interest	4,273	3,806	11,874
Net cash provided (used) by operating activities	(9,920)	(4,150)	(106,640)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds for notes payable	10,000	3,000	107,000
Net cash provided (used) by financing activities	10,000	3,000	107,000

Increase (decrease) in cash	80	(1,150)	360

Cash and cash equivalents at beginning of period	280	1,823	0

Cash and cash equivalents at end of period	$360	$673	$360

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$92,000	$92,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

NOTE 3 – Subsequent Events

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At June 30, 2012 we had cash of $360 and total liabilities of $148,724 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans.  At June 30, 2012, we had $360 in cash compared to $280 at December 31, 2011.   Our total liabilities increased from $127,923 for the 2011 year to $148,724 for the six months ended June 30, 2012 and this increase primarily represents a $10,000 third party loan and consulting fees and accounts payable of $10,750 for professional services provided by or paid on our behalf by a shareholder.

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

Results of Operations

We did not record revenues in either the three or six month periods ended June 30, 2012 or 2011.  General and administrative expense increased from $692 for the three month period ended June 30, 2011 (“second quarter”) compared to $6,567 for the 2012 second quarter.  General and administrative expense increased from $3,875 for the six month period ended June 30, 2011 (“six month period”) compared to $16,448 for 2012 six month period.  The increases in general and administrative expense in the 2012 six month period primarily reflect consulting fees and administrative and professional services and other expenses paid on our behalf.

Total other expense increased in the 2012 interim periods as compared to the 2011 interim periods and represents interest expense on loans.

Accordingly, our net loss increased from $2,592 for the 2011 second quarter compared to $8,707 for the 2012 second quarter and  increased from $7,681 for the 2011 six month period compared to $20,721 for the 2012 six month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

During the 2012 six month period we borrowed an additional $10,000 from a third party.  This loan is unsecured, bears interest at 8% and is payable upon demand.

At June 30, 2012 we recorded total liabilities of $148,724 representing accounts payable to related parties and third party loans, along with accrued interest.  Of this amount, $92,000 represents loans for services received and cash advances received from third parties as of December 31, 2010 which were converted to loans effective January 1,

2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 10, 2012	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

10