Form 10-K
period 2012-12-31
WINGS & THINGS INC
filed 2013-03-28
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of March 18, 2013 was 18,000,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

 9

Item 2.  Properties

10

Item 3.  Legal Proceedings

10

Item 4.  Mine Safety Disclosure

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 8.  Financial Statements and Supplementary Data

14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

25

Item 9A.  Controls and Procedures

25

Item 9B.  Other Information

25

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

26

Item 11.  Executive Compensation

27

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

27

Item 13.  Certain Relationships and Related Transactions, and Director Independence

28

Item 14.  Principal Accounting Fees and Services

29

PART IV

Item 15.  Exhibits, Financial Statement Schedules

29

Signatures

31

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•

A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•

No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

The current economy creates more challenges for the success of our business plan.  With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Wings & Things.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company.  Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers.  These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us.  We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2012, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A.  RISK FACTORS

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $165,753, had not generated revenues and had accumulated losses of $192,753 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2009 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “WGTG”.  As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 78 stockholders of record as of March 18, 2013.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2012, we had $95 cash and had total liabilities of $165,848.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the weakened global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans.  At December 31, 2012, we had $95 in cash compared to $280 at December 31, 2011.  Our total liabilities increased from $127,923 for the 2011 year to $165,848 for 2012 and this increase primarily represents loans payable of $28,400 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during 2012.

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

Results of Operations

We did not record revenues in either 2011 or 2012.  General and administrative expense decreased from $29,590 for 2011 to $29,557 for 2012.  The decrease in general and administrative expense in 2012 primarily reflects reduced audit fees related to our periodic reports.  Total other expense increased for 2012 as compared to 2011 and represents interest expense on loans.  Accordingly, our net loss increased from $37,191 for 2011 to $38,110 for 2012 and management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At December 31, 2012 we recorded total liabilities of $165,848 primarily representing loans and accrued interest. During 2012 we borrowed an additional $10,000 from a third party.  This loan is unsecured, bears interest at 8% and is payable upon demand.

At December 31, 2010 we converted loans for services received and cash advances totaling $92,000 received from related and third parties.  This debt was converted to loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•

Obtain shareholder approval of any golden parachute payments not previously approved; and

•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

INDEX

Report of Independent Registered Public Accounting Firm

15

Balance Sheets

16

Statements of Operations

17

Statements of Stockholders’ Deficit

18

Statements of Cash Flows

19

Notes to the Financial Statements

20

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on March 11, 1986  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on March 11, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 18, 2013

Wings & Things, Inc.

 (A Development Stage Company)

 Balance Sheets

	DEC 31, 2012	DEC 31,2011

ASSETS
CURRENT ASSETS
Cash	$95	$280
Total current assets	95	280

Total assets	$95	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$24,294	$23,322
Loans	125,400	97,000
Accrued interest	16,154	7,601
Total current liabilities	165,848	127,923
Total liabilities	165,848	127,923
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(192,753)	(154,643)
Total stockholders' deficit	(165,753)	(127,643)

Total liabilities and stockholders' deficit	$95	$280

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON MAR 11, 1986 TO DEC 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	29,557	29,590	176,599
Total expenses	29,557	29,590	176,599

Net loss before other income (expense)	(29,557)	(29,590)	(176,599)

Other income (expense)
Interest expense	8,553	7,601	16,154
Total other income (expense)	(8,553)	(7,601)	(16,154)

Loss from operations before income taxes	(38,110)	(37,191)	(192,753)

Income taxes	0	0	0

Net loss	$(38,110)	$(37,191)	$(192,753)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 11, 1986 through December 31, 2012
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of shares for marketing rights	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Net (loss) for the year ended December 31, 1987	-	-	-	-
Net (loss) for the year ended December 31, 1988	-	-	-	-
Net (loss) for the year ended December 31, 1989	-	-	-	-
Net (loss) for the year ended December 31, 1990	-	-	-	-
Net (loss) for the year ended December 31, 1991	-	-	-	-
Net (loss) for the year ended December 31, 1992	-	-	-	-
Net (loss) for the year ended December 31, 1993	-	-	-	-
Balance - December 31, 1993	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1996	-	-	-	-
Balance - December 31, 1996	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1998	-	-	-	-
Balance - December 31, 1998	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 1999	-	-	-	(40,000)
Balance - December 31, 1999	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(57,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,000,000	17,000		(57,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17,000	-	(62,000)
Common stock issued for services	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	18,000	9,000	(72,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	18,000	9,000	(77,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(4,900)
Balance - December 31, 2005	18,000,000	18,000	9,000	(81,900)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,650)
Balance - December 31, 2006	18,000,000	18,000	9,000	(91,550)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,262)
Balance - December 31, 2007	18,000,000	18,000	9,000	(101,812)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,040)
Balance - December 31, 2008	18,000,000	18,000	9,000	(106,852)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,812)
Balance - December 31, 2009	18,000,000	18,000	9,000	(111,664)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,788)
Balance – December 31, 2010	18,000,000	18,000	9,000	(117,452)
Net (loss) for the year ended December 31, 2011	-	-	-	(37,191)
Balance – December 31, 2011	18,000,000	18,000	9,000	(154,643)
Net (loss) for the year ended December 31, 2012	-	-	-	(38,110)
Balance – December 31, 2012	18,000,000	$18,000	$9,000	$(192,753)
The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON MAR 11, 1986 TO DEC 31, 2012

Cash Flows from Operating Activities
Net Loss	$(38,110)	$(37,191)	$(192,753)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	0	0	17,000
Stock issued for services	0	0	10,000
Changes in assets and liabilities:
Increase in accounts payable	19,372	23,047	42,694
Increase in accrued interest	8,553	7,601	16,154
Net cash provided (used) by operating activities	(10,185)	(6,543)	(106,905)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds for notes payable	10,000	5,000	107,000
Net cash provided (used) by financing activities	10,000	5,000	107,000

Increase (decrease) in cash	(185)	(1,543)	95

Cash and cash equivalents at beginning of period	280	1,823	0

Cash and cash equivalents at end of period	$95	$280	$95

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$18,400	$0	$115,400

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

	For the Years Ended December 31,
	2012	2011
Net Loss (numerator)	$ (38,110)	$ (37,191)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

For the years ended December 31, 2012 and 2011, the Company had no potentially dilutive common stock equivalents issued.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

Deferred tax asset and the valuation account are as follows at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011

Net operating loss carryforward	$ 65,535	$ 52,578
Valuation allowance	(65,535)	(52,578)
Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $ 12,957 during the year ended December 31, 2012.

Wings & Things, Inc.

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3 -  Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2012	2011
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	12,957	12,645
Change in valuation allowance	(12,957)	(12,645)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 192,753 and $ 154,643 as of December 31, 2012 and December 31, 2011, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2012	2011
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

Wings & Things, Inc.

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 4 -  Accounts Payable and Advances

The Company has recorded $ 115,400 in liabilities for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, these liabilities will be treated as loans effective January 1, 2011, bearing interest at 8% and due on demand.

For the fiscal year ended December 31, 2012, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

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

NOTE 7 -  Fair Value of Financial Instruments

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

December 31, 2012 and 2011

NOTE 8 –  Subsequent Events

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

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Greg L. Popp	43	Director, President	March 2009 until our next annual meeting.
M. Jeanne Ball	55	Director, Secretary/Treasurer	February1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2012.

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

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2012.  None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 18, 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2011 fiscal year First Equity Holdings Corp., a more than 5% shareholder, billed the Company $18,400 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company.  During 2012 First Equity Holdings Corp. billed the Company $20,750 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company.  At December 31, 2012 we owed this shareholder $94,050 and we have not made any payments on this debt.

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

	2011	2012
Audit fees	$ 4,874	$ 5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Wings & Things, Inc. are included in this report under Item 8 on pages 14 through 24.

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

Date:  March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Greg L. Popp

Greg L. Popp

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date:  March 22, 2013

By:     /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date:  March 22, 2013

31