Form 10-Q
period 2013-06-30
WINGS & THINGS INC
filed 2013-08-09
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 18,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6. Exhibits..................................................................................................................................10

Signatures..........................................................................................................................................11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

Wings & Things, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$409	$95
Total current assets	409	95

Total assets	$409	$95

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$33,630	$24,294
Loans	131,400	125,400
Accrued interest	21,352	16,154
Total current liabilities	186,382	165,848
Total liabilities	186,382	165,848
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(212,973)	(192,753)
Total stockholders' equity	(185,973)	(165,753)

Total liabilities and stockholders' equity	$409	$95

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON MAR 11, 1986 TO JUN 30, 2013

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	6,190	6,567	15,022	16,448	191,621
Total expenses	6,190	6,567	15,022	16,448	191,621
Net loss before other income (expense)	(6,190)	(6,567)	(15,022)	(16,448)	(191,621)

Other income (expense)
Interest expense	(2,628)	(2,140)	(5,198)	(4,273)	(21,352)
Total other income (expense)	(2,628)	(2,140)	(5,198)	(4,273)	(21,352)

Loss from operations before income taxes	(8,818)	(8,707)	(20,220)	(20,721)	(212,973)

Income taxes	--	--	--	--	--

Net loss	$(8,818)	$(8,707)	$(20,220)	$(20,721)	$(212,973)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON MAR 11, 1986 TO JUN 30, 2013

Cash Flows from Operating Activities
Net Loss	$(20,220)	$(20,721)	$(212,973)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	--	--	17,000
Stock issued for services	--	--	10,000
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	9,336	6,528	33,630
Increase in accrued interest	5,198	4,273	21,352
Net cash provided (used) by operating activities	(5,686)	(9,920)	(130,991)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	6,000	10,000	131,400
Net cash provided (used) by financing activities	6,000	10,000	131,400

Increase (decrease) in cash	314	80	409

Cash and cash equivalents at beginning of period	95	280	--

Cash and cash equivalents at end of period	$409	$360	$409

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted accounts payable and advances into loans	$--	$--	$97,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans other parties to provide and pay for professional expenses. At June 30, 2013, we had $409 in cash compared to $95 at December 31, 2012. Our total liabilities increased from $165,848 at December 31, 2012 to $186,382 at June 30, 2013. The increase primarily represents loans of $6,000 and accounts payable of $9,350 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the six month period ended June 30, 2013 (“2013 six month period”).

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

Results of Operations

We did not record revenues in the six month periods ended June 30, 2012 and 2013. General and administrative expense decreased from $16,448 for the six month period ended June 30, 2012 (“2012 six month period”) to $15,022 for the 2013 six month period. General and administrative expense decreased from $6,567 for the three month period ended June 30, 2012 (“2012 second quarter”) to $6,190 for the 2013 second quarter. The decrease in general and administrative expense in the 2013 interim periods primarily reflects reduced professional expenses.

Total other expense represents interest expense on loans. Total other expense increased in the 2013 interim periods as compared to the 2012 interim periods as a result of borrowing to fund our operations.

Accordingly, our net loss decreased from $20,721 for the 2012 six month period to $20,220 for the 2013 six month period and increased from $8,707 for the 2012 second quarter to $8,818 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At June 30, 2013 we recorded total loans of $131,400. These loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2013	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer