Form 10-Q
period 2013-09-30
WINGS & THINGS INC
filed 2013-11-12
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐ The registrant does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

Wings & Things, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,829	$95
Total current assets	4,829	95
Total assets	$4,829	$95
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$34,800	$24,294
Loans	140,400	125,400
Accrued interest	24,146	16,154
Total current liabilities	199,346	165,848
Total liabilities	199,346	165,848
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(221,517)	(192,753)
Total stockholders' equity	(194,517)	(165,753)
Total liabilities and stockholders' equity	$4,829	$95

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON MAR 11, 1986 TO SEPT 30, 2013

Revenues	$--	$--	$--	$--	$--
Expenses
General and administrative	5,750	6,332	20,772	22,780	197,371
Total expenses	5,750	6,332	20,772	22,780	197,371
Net loss before other income (expense)	(5,750)	(6,332)	(20,772)	(22,780)	(197,371)
Other income (expense)
Interest expense	(2,794)	(2,140)	(7,992)	(6,413)	(24,146)
Total other income (expense)	(2,794)	(2,140)	(7,992)	(6,413)	(24,146)
Loss from operations before income taxes	(8,544)	(8,472)	(28,764)	(29,193)	(221,517)
Income taxes	—	—	—	—	—
Net loss	$(8,544)	$(8,472)	$(28,764)	$(29,193)	$(221,517)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON MAR 11, 1986 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net Loss	$(28,764)	$(29,193)	$(221,517)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Stock issued for services	—	—	10,000
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	10,506	12,600	34,800
Increase in accrued interest	7,992	6,413	24,146
Net cash provided (used) by operating activities	(10,266)	(10,180)	(135,571)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—
Cash Flows from Financing Activities
Proceeds from notes payable	15,000	10,000	140,400
Net cash provided (used) by financing activities	15,000	10,000	140,400
Increase (decrease) in cash	4,734	(180)	4,829
Cash and cash equivalents at beginning of period	95	280	—
Cash and cash equivalents at end of period	$4,829	$100	$4,829
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted accounts payable and advances into loans	$—	$—	$97,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans other parties to provide and pay for professional expenses. At September 30, 2013, we had $4,829 in cash compared to $95 at December 31, 2012. Our total liabilities increased from $165,848 at December 31, 2012 to $199,346 at September 30, 2013. The increase primarily represents loans of $15,000 and accounts payable of $14,050 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the nine month period ended September 30, 2013 (“2013 nine month period”).

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

Results of Operations

We did not record revenues in the nine month periods ended September 30, 2012 and 2013. General and administrative expense decreased from $22,780 for the nine month period ended September 30, 2012 (“2012 nine month period”) to $20,772 for the 2013 nine month period. General and administrative expense decreased from $6,332 for the three month period ended September 30, 2012 (“2012 second quarter”) to $5,750 for the 2013 second quarter. The decrease in general and administrative expense in the 2013 interim periods primarily reflects reduced professional expenses.

Total other expense represents interest expense on loans. Total other expense increased in the 2013 interim periods as compared to the 2012 interim periods as a result of borrowing to fund our operations.

Accordingly, our net loss decreased from $29,193 for the 2012 nine month period to $28,764 for the 2013 nine month period and increased from $8,472 for the 2012 second quarter to $8,544 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At September 30, 2013 we recorded total loans of $140,400. These loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: November 11, 2013	By:	/s/ Greg L. Popp
Greg L. Popp President and Director
Principal Financial Officer

