Form 10-K
period 2013-12-31
WINGS & THINGS INC
filed 2014-03-28
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☑

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☑

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 18,000,000.

Documents incorporated by reference: None

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, that became effective in 2010, and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had not generated revenues and had accumulated losses of $230,264 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 78 stockholders of record as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2013, we had $3,390 in cash compared to $95 at December 31, 2012. Our total liabilities increased to $206,654 for 2013 from $165,848 for 2012. This increase primarily represents additional loans, accrued interest and accounts payable for consulting services and professional services provided by or paid for by related and third parties.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense decreased from $29,557 for 2012 to $26,712 for 2013. The decrease in general and administrative expense in 2013 primarily reflects reduced consulting and professional fees provided by or paid for by a related party. Total other expense increased from $8,553 for 2012 to $10,799 for 2013 and primarily represents interest expense on loans. Due to reduced general and administrative expenses, our net loss decreased from $38,110 for 2012 to $37,511 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations and Commitments

Prior to 2011 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2010 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans of $161,150. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $9,000 from a third party and $6,000 from a related party. (See Item 13, below). During 2012 we borrowed $10,000 from a third party. During 2012 we recorded accounts payable of $20,750 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party, which were converted to loans at year end. Accrued interest on all loans was $26,954 at the 2013 year end.

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

Significant Accounting Policies - The Company has no significant operations and is considered a development stage company and accordingly is accounted for as such under ASC 915: Development Stage Entities. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations. Please see “Note 1 - Summary of Significant Accounting Policies” in the financial statements beginning on page 22 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

_______________

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc, (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on March 11, 1986 through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc., (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from inception on March 11, 1986 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 28, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on March 11, 1986 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on March 11, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 18, 2013

Wings & Things, Inc.

(A Development Stage Company)

Balance Sheets

	DEC 31, 2013	DEC 31,2012

ASSETS
CURRENT ASSETS
Cash	$3,390	$95
Total current assets	3,390	95

Total assets	$3,390	$95

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$18,550	$20,750
Accounts payable	--	3,544
Notes payable – related party	100,050	73,300
Notes payable	61,100	52,100
Accrued interest – related party	15,070	8,784
Accrued interest	11,884	7,370
Total current liabilities	206,654	165,848
Total liabilities	206,654	165,848
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(230,264)	(192,753)
Total stockholders' deficit	(203,264)	(165,753)

Total liabilities and stockholders' deficit	$3,390	$95

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON MAR 11, 1986 TO DEC 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	26,712	29,557	203,311
Total expenses	26,712	29,557	203,311

Net loss before other income (expense)	(26,712)	(29,557)	(203,311)

Other income (expense)
Interest expense – related party	(6,286)	(4,392)	(15,070)
Interest expense	(4,513)	(4,161)	(11,883)
Total other income (expense)	(10,799)	(8,553)	(26,953)

Loss from operations before income taxes	(37,511)	(38,110)	(230,264)

Income taxes	--	--	--

Net loss	$(37,511)	$(38,110)	$(230,264)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 11, 1986 through December 31, 2013

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
continued
17

Wings & Things, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 11, 1986 through December 31, 2013 - continued

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance – December 31, 2011	18,000,000	18,000	9,000	(154,643)
Net (loss) for the year ended December 31, 2012	-	-	-	(38,110)
Balance – December 31, 2012	18,000,000	$18,000	$9,000	$(192,753)
Net (loss) for the year ended December 31, 2013	-	-	-	(37,511)
Balance – December 31, 2013	18,000,000	$18,000	$9,000	$(230,264)

The accompanying notes are an integral part of these financial statements
18

Wings & Things, Inc.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON MAR 11, 1986 TO DEC 31, 2013

Cash Flows from Operating Activities
Net Loss	$(37,511)	$(38,110)	$(230,264)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	--	--	17,000
Stock issued for services	--	--	10,000
Expenses paid by related party	18,550	20,750	112,600
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued interest	(3,544)	(1,378)	--
Increase in accrued interest	10,800	8,553	26,954
Net cash provided (used) by operating activities	(11,705)	(10,185)	(63,710)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	6,000	--	6,000
Cash advances received	9,000	10,000	61,100
Net cash provided (used) by financing activities	15,000	10,000	67,100

Increase (decrease) in cash	3,295	(185)	3,390

Cash and cash equivalents at beginning of period	95	280	--

Cash and cash equivalents at end of period	$3,390	$95	$3,390

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted related party accounts payable and advances into loans	$20,750	$18,400	$136,150

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

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

	For the Years Ended December 31,
	2013	2012
Net Loss (numerator)	$ (37,511)	$ (38,110)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive common stock equivalents issued.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $203,264 and has incurred losses of $230,264 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 230,264 and $ 192,753 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012

Net operating loss carryforward	$ 78,290	$ 65,535
Valuation allowance	(78,290)	(65,535)
Deferred tax asset	$ --	$ --

The change in the valuation allowance was $ 12,755 during the year ended December 31, 2013.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 - Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012

Current Federal tax	$ --	$ --
Current State tax	--	--
Change in NOL benefit	12,755	12,957
Change in valuation allowance	(12,755)	(12,957)
	$ --	$ --

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2013	2012
Beginning Balance	$ --	$ --
Additions based on tax positions related to current year	--	--
Additions for tax positions of prior years	--	--
Reductions for tax positions of prior years	--	--
Reductions in benefit due to income tax expense	--	--
Ending Balance	$ --	$ --

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010

NOTE 4 - Accounts and Notes Payable

Through December 31, 2012, the Company had recorded as loans payable $125,400 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $26,954 and $16,154 at December 31, 2013 and 2012 respectively.

For the fiscal year ended December 31, 2013, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $18,550 in 2013 and $20,750 in 2012.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 5 - Related Party Transactions

As of the year ended December 31, 2012, the Company incurred $20,275 of professional fees payable to First Equity Holdings Corp. In 2013, these payables were converted into Notes payable - related party. Notes payable –related party at December 31, 2013 and 2012 were $100,050 and $73,300 respectively. Accrued interest at December 31, 2013 and 2012 was $15,070 and $8,784, respectively.

As of the year ended December 31, 2013, the Company incurred $19,700 of professional fees payable to First Equity Holdings Corp.

NOTE 6 - Capitalization

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship. The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 of its common stock for services valued at $10,000 (or $.01 per share).

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

NOTE 7 - Development Stage Company

The Company has no significant operations and considered a development stage company and accordingly is accounted for as such under ASC 915: Development State Entities.. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 8 – Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments raded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Greg L. Popp	44	Director, President	March 2009 until our next annual meeting.
M. Jeanne Ball	56	Director, Secretary/Treasurer	February1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 17, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2013 First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, billed the Company $18,550 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2012 First Equity billed the Company $20,750 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The $20,750 was converted to a loan at December 31, 2013. At December 31, 2013 the Company owes First Equity an aggregate of $118,600. We have not made any payments on this debt.

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

	2013	2012
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Wings & Things, Inc. are included in this report under Item 8 on pages 14 through 26.

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

Date: March 28, 2014		WINGS & THINGS, INC.

	By:	/s/ Greg L. Popp
Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: March 28, 2014	By:	/s/ M. Jeanne Ball
M. Jeanne Ball
Director and Secretary/Treasurer

