Form 10-Q
period 2014-03-31
WINGS & THINGS INC
filed 2014-05-12
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

Wings & Things, Inc.

(A Development Stage Company)

Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,790	$3,390
Total current assets	7,790	3,390

Total assets	$7,790	$3,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$21,400	$18,550
Accounts payable	3,500	—
Notes payable – related party	100,050	100,050
Notes payable	65,500	61,100
Accrued interest – related party	17,071	15,070
Accrued interest	13,102	11,884
Total current liabilities	220,623	206,654
Total liabilities	220,623	206,654
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(239,833)	(230,264)
Total stockholders' deficit	(212,833)	(203,264)

Total liabilities and stockholders' deficit	$7,790	$3,390

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON MAR 11, 1986 TO MAR 31, 2014

Revenues	$—	$—	$—

Expenses
General and administrative	6,350	8,832	209,661
Total expenses	6,350	8,832	209,661

Net loss before other income (expense)	(6,350)	(8,832)	(209,661)

Other income (expense)
Interest expense – related party	(2,001)	(1,528)	(17,071)
Interest expense	(1,218)	(1,042)	(13,101)
Total other income (expense)	(3,219)	(2,570)	(30,172)

Loss from operations before income taxes	(9,569)	(11,402)	(239,833)

Income taxes	—	—	—

Net loss	$(9,569)	$(11,402)	$(239,833)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON MAR 11, 1986 TO MAR 31, 2014

Cash Flows from Operating Activities
Net Loss	$(9,569)	$(11,402)	$(239,833)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Stock issued for services	—	—	10,000
Expenses paid by related party	2,850	4,750	115,450
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	3,500	(1,595)	3,500
Increase in accrued interest – related party	2,001	1,528	17,071
Increase in accrued interest	1,218	1,042	13,102
Net cash provided (used) by operating activities	—	(5,677)	(63,710)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	6,000	6,000
Cash advances received	4,400	—	65,500
Net cash provided (used) by financing activities	4,400	6,000	71,500

Increase (decrease) in cash	4,400	323	7,790

Cash and cash equivalents at beginning of period	3,390	95	—

Cash and cash equivalents at end of period	$7,790	$418	$7,790

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted related party accounts payable and advances into loans	$—	$20,750	$136,150

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At March 31, 2014, we had $7,790 in cash compared to $3,390 at December 31, 2013. Our total liabilities increased from $206,654 at December 31, 2013 to $220,623 at March 31, 2014. The increase primarily represents loans of $4,400 from a third party and accounts payable of $3,500 from third parties along with accounts payable of $2,850 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the three month period ended March 31, 2014 (“2014 first quarter”).

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

Results of Operations

We did not record revenues in the three month periods ended March 31, 2013 or 2014. General and administrative expense decreased from $8,832 for the three month period ended March 31, 2013 (“2013 first quarter”) to $6,350 for the 2014 first quarter. The decrease in general and administrative expense in the 2014 first quarter primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased from $2,570 for the 2013 first quarter to $3,219 for the 2014 first quarter.

Accordingly, our net loss decreased from $11,402 for the 2013 first quarter to $9,569 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At March 31, 2014 we recorded notes payable of $165,550. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2014 first quarter we borrowed $4,400 from a third party. At March 31, 2014 we recorded accounts payable of $24,900 with $21,400 of that amount representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. Accrued interest on all notes payable was $30,173 at March 31, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: May 12, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

