Form 10-Q
period 2014-06-30
WINGS & THINGS INC
filed 2014-07-29
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-30529

WINGS & THINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0464667 (I.R.S. Employer Identification No.)
220 South 200 East, #8, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

Wings & Things, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	JUNE 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,241	$3,390
Total current assets	3,241	3,390

Total assets	$3,241	$3,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$23,900	$18,550
Accounts payable	—	—
Notes payable – related party	100,050	100,050
Notes payable	65,500	61,100
Accrued interest – related party	19,072	15,070
Accrued interest	14,412	11,884
Total current liabilities	222,934	206,654
Total liabilities	222,934	206,654
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(246,693)	(230,264)
Total stockholders' deficit	(219,693)	(203,264)

Total liabilities and stockholders' deficit	$3,241	$3,390

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON MAR 11, 1986 TO JUNE 30, 2014

Revenues	$—	$—	$—	$—	$—

Expenses
General and administrative	3,550	6,190	9,900	15,022	213,211
Total expenses	3,550	6,190	9,900	15,022	213,211
Net loss before other income (expense)	(3,550)	(6,190)	(9,900)	(15,022)	(213,211)

Other income (expense)
Interest expense – related party	(2,001)	(1,586)	(4,002)	(3,114)	(19,072)
Interest expense	(1,310)	(1,042)	(2,527)	(2,084)	(14,410)
Total other income (expense)	(3,311)	(2,628)	(6,529)	(5,198)	(33,482)

Loss from operations before income taxes	(6,861)	(8,818)	(16,429)	(20,220)	(246,693)

Income taxes	—	—	—	—	—

Net loss	$(6,861)	$(8,818)	$(16,429)	$(20,220)	$(246,693)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON MAR 11, 1986 TO JUNE 30, 2014

Cash Flows from Operating Activities
Net Loss	$(16,429)	$(20,220)	$(246,693)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	—	—	17,000
Stock issued for services	—	—	10,000
Expenses paid by related party	5,350	9,350	117,950
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	—	(14)	—
Increase in accrued interest – related party	4,002	3,114	19,072
Increase in accrued interest	2,528	2,084	14,412
Net cash provided (used) by operating activities	(4,549)	(5,686)	(68,259)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	6,000	6,000
Cash advances received	4,400	—	65,500
Net cash provided (used) by financing activities	4,400	6,000	71,500

Increase (decrease) in cash	(149)	314	3,241

Cash and cash equivalents at beginning of period	3,390	95	—

Cash and cash equivalents at end of period	$3,241	$409	$3,241

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$—	$—	$17,000
Converted related party accounts payable and advances into loans	$—	$20,750	$136,150

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

(Unaudited)

June 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At June 30, 2014, we had $3,241 in cash compared to $3,390 at December 31, 2013. Our total liabilities increased to $222,934 at June 30, 2014 from $206,654 at December 31, 2013. The increase primarily represents loans of $4,400 from a third party, accrued interest of $6,530, along with accounts payable of $5,350 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the six month period ended June 30, 2014.

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

Results of Operations

We did not record revenues during 2013 and the 2014 interim periods. General and administrative expense decreased to $9,900 for the six month period ended June 30, 2014 compared to $15,022 for the six month period ended June 30, 2013. General and administrative expense decreased to $3,550 for the three month period ended June 30, 2014 compared to $6,190 for the three month period ended June 30, 2013. The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased to $6,529 for the 2014 six month period compared to $5,198 for the 2013 six month period and increased to $3,311 for the 2014 second quarter compared to $2,628 for the 2013 second quarter.

Accordingly, our net loss decreased to $16,429 for the 2014 six month period compared to $20,220 for the 2013 six month period and net loss decreased to $6,861 for the 2014 second quarter compared to $8,818 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At June 30, 2014 we recorded notes payable of $165,550. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2014 six month period we borrowed $4,400 from a third party. At June 30, 2014 we recorded accounts payable of $23,900 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. Accrued interest on all notes payable was $33,484 at June 30, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 2.1 to Form 10-SB, File No. 000-30529, filed November 1, 2000)
3(ii)	Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINGS & THINGS, INC.

Date: July 29, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

