Form 10-Q
period 2014-09-30
WINGS & THINGS INC
filed 2014-11-12
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 6, 2014 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

September 30, 2014

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

	SEPT 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,241	$3,390
Total current assets	2,241	3,390

Total assets	$2,241	$3,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$26,500	$18,550
Accounts payable	—	—
Notes payable – related party	100,050	100,050
Notes payable	65,500	61,100
Accrued interest – related party	21,073	15,070
Accrued interest	15,722	11,884
Total current liabilities	228,845	206,654
Total liabilities	228,845	206,654
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(253,604)	(230,264)
Total stockholders' deficit	(226,604)	(203,264)

Total liabilities and stockholders' deficit	$2,241	$3,390

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$—	$—	$—	$—

Expenses
General and administrative	3,600	5,750	13,500	20,772
Total expenses	3,600	5,750	13,500	20,772
Net loss before other income (expense)	(3,600)	(5,750)	(13,500)	(20,772)

Other income (expense)
Interest expense – related party	(2,001)	(1,586)	(6,003)	(4,700)
Interest expense	(1,310)	(1,208)	(3,837)	(3,292)
Total other income (expense)	(3,311)	(2,794)	(9,840)	(7,992)

Loss from operations before income taxes	(6,911)	(8,544)	(23,340)	(28,764)

Income taxes	—	—	—	—

Net loss	$(6,911)	$(8,544)	$(23,340)	$(28,764)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net Loss	$(23,340)	$(28,764)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	7,950	14,050
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	—	(3,544)
Increase in accrued interest – related party	6,003	4,700
Increase in accrued interest	3,838	3,292
Net cash provided (used) by operating activities	(5,549)	(10,266)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	15,000
Cash advances received	4,400	—
Net cash provided (used) by financing activities	4,400	15,000

Increase (decrease) in cash	(1,149)	4,734

Cash and cash equivalents at beginning of period	3,390	95

Cash and cash equivalents at end of period	$2,241	$4,829

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

(Unaudited)

September 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

NOTE 3 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At September 30, 2014, we had cash of $2,241 compared to $3,390 cash at December 31, 2013. Our total liabilities increased to $228,845 at September 30, 2014 compared to $206,654 at December 31, 2013. The increase primarily represents loans of $4,400 from a third party, accrued interest of $9,841, along with accounts payable of $7,950 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the nine month period ended September 30, 2014.

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

Results of Operations

We did not record revenues during the 2013 and 2014 interim periods. General and administrative expense decreased to $13,500 for the nine month period ended September 30, 2014 compared to $20,772 for the nine month period ended September 30, 2013. General and administrative expense decreased to $3,600 for the three month period ended September 30, 2014 compared to $5,750 for the three month period ended September 30, 2013. The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased to $9,840 for the 2014 nine month period compared to $7,992 for the 2013 nine month period and increased to $3,311 for the 2014 third quarter compared to $2,794 for the 2013 third quarter.

Accordingly, our net loss decreased to $23,340 for the 2014 nine month period compared to $28,764 for the 2013 nine month period and net loss decreased to $6,911 for the 2014 third quarter compared to $8,544 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At September 30, 2014 we recorded notes payable of $165,550. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2014 nine month period we borrowed $4,400 from a third party. At September 30, 2014 we recorded accounts payable of $26,500 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. Accrued interest on all notes payable was $36,795 at September 30, 2014.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: November 12, 2014	By:	/s/ Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

