Form 10-K
period 2014-12-31
WINGS & THINGS INC
filed 2015-02-24
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 18,000,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared for quotation on the OTC Bulletin Board; however, there is no public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and Mr. Popp and Ms. Ball serve as management of other public reporting companies seeking business opportunities. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the SEC rules and regulations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act, that became effective in 2010, and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, the Company had limited assets, had a negative working capital of $233,755 and had incurred losses of $260,755 since inception (See Note 2 to the financial statements). Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for a quotation on the OTC Bulletin Board, but is not trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2009 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for a quotation on the OTC Bulletin Board under the symbol “WGTG”. As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

We had 78 stockholders of record as of February 13, 2015. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2014, we had $851 in cash compared to $3,390 at December 31, 2013. Our total liabilities increased to $234,606 for 2014 compared to $206,654 for 2013. This increase primarily represents additional loans, accrued interest and accounts payable for consulting services and professional services provided by or paid for by related and third parties.

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

Results of Operations

We did not record revenues in either 2014 or 2013. General and administrative expense decreased to $17,340 for 2014 compared to $26,712 for 2013. The decrease in general and administrative expense in 2014 primarily reflects reduced consulting and professional fees provided by or paid for by a related party. Total other expense increased to $13,151 for 2014 compared to $10,799 for 2013 and primarily represents accrued interest expense on loans. Due to reduced general and administrative expenses, our net loss decreased to $30,491 for 2014 compared to $37,511 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations and Commitments

At December 31, 2014 we recorded notes payable of $184,100 with accrued interest of $40,106. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2014 we borrowed $4,400 from a third party and during 2013 we borrowed $9,000 from a third party and $6,000 from a related party.

At December 31, 2014 we recorded accounts payable of $10,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”) (See Item 13, below).

During 2013 we recorded accounts payable of $18,550 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity, which were converted to notes payable at the 2014 year end.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc, as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

February 17, 2015

Wings & Things, Inc.

Balance Sheets

	DEC 31, 2014	DEC 31,2013

ASSETS
CURRENT ASSETS
Cash	$851	$3,390
Total current assets	851	3,390

Total assets	$851	$3,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,400	$18,550
Notes payable – related party	118,600	100,050
Notes payable	65,500	61,100
Accrued interest – related party	23,074	15,070
Accrued interest	17,032	11,884
Total current liabilities	234,606	206,654
Total liabilities	234,606	206,654
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(260,755)	(230,264)
Total stockholders' deficit	(233,755)	(203,264)

Total liabilities and stockholders' deficit	$851	$3,390

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Revenues	$—	$—

Expenses
General and administrative	17,340	26,712
Total expenses	17,340	26,712

Net loss before other income (expense)	(17,340)	(26,712)

Other income (expense)
Interest expense – related party	(8,004)	(6,286)
Interest expense	(5,147)	(4,513)
Total other income (expense)	(13,151)	(10,799)

Loss from operations before income taxes	(30,491)	(37,511)

Income taxes	—	—

Net loss	$(30,491)	$(37,511)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance – December 31, 2012	18,000,000	$18,000	$9,000	$(192,753)
Net (loss) for the year ended December 31, 2013	—	—	—	(37,511)
Balance – December 31, 2013	18,000,000	18,000	9,000	(230,264)
Net (loss) for the year ended December 31, 2014	—	—	—	(30,491)
Balance – December 31, 2014	18,000,000	$18,000	$9,000	$(260,755)

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Cash Flows from Operating Activities
Net Loss	$(30,491)	$(37,511)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	10,400	18,550
Changes in operating assets and liabilities:
Decrease in accounts payable	—	(3,544)
Increase in accrued interest – related party	8,004	6,286
Increase in accrued interest – other	5,148	4,514
Net cash provided (used) by operating activities	(6,939)	(11,705)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – related party	—	6,000
Cash advances received	4,400	9,000
Net cash provided (used) by financing activities	4,400	15,000

Increase (decrease) in cash	(2,539)	3,295

Cash and cash equivalents at beginning of period	3,390	95

Cash and cash equivalents at end of period	$851	$3,390

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into loans	$18,550	$20,750

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

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

	For the Years Ended December 31,
	2014	2013
Net Loss (numerator)	$(30,491)	$(37,511)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive common stock equivalents issued.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $233,755 and has incurred losses of $260,755 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 260,755 and $ 230,264 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013

Net operating loss carryforward	$88,657	$78,290
Valuation allowance	(88,657)	(78,290)
Deferred tax asset	$—	$—

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 3 - INCOME TAXES (continued)

The change in the valuation allowance was $ 10,367 during the year ended December 31, 2014.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2014	2013
Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	10,367	12,755
Change in valuation allowance	(10,367)	(12,755)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2014	2013
Beginning Balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending Balance	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 - NOTES PAYABLE

Notes payable unrelated parties as of December 31, 2014 are $65,500. This includes additional advances during 2014 of $4,400. The Notes bear interest at 8% and are due on demand.

Accrued interest was $17,032 and $11,884 at December 31, 2014 and 2013 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2014 and 2013, the Company incurred $10,400 and $18,550 respectively of consulting, administrative, and professional services to First Equity Holdings Corp. In 2014 the 2013 accounts payable were converted into Notes payable – related party. Notes payable- related party at December 31, 2014 and 2013 were $118,600 and $100,050 respectively. Accrued interest at December 31, 2014 and 2013 was $23,074 and $15,070 respectively. The notes bear interest at 8% and are due on demand.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 6 - CAPITALIZATION

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship. The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 of its common stock for services valued at $10,000 (or $.01 per share).

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

NOTE 7 - RECENT PRONOUNCEMENT

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

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments graded in active markets.

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

Notes to the Financial Statements

December 31, 2014 and 2013

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Greg L. Popp	45	Director, President	March 2009 until our next annual meeting.
M. Jeanne Ball	57	Director, Secretary/Treasurer	February1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2014. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of February 13, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2014 First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, billed the Company $10,400 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2013 First Equity billed the Company $18,550 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The $18,550 amount was converted to a note payable at December 31, 2014 with interest at 8% and payable upon demand. At December 31, 2014 the Company owes First Equity an aggregate of $118,600, exclusive of accounts payable, with accrued interest of $23,074. We have not made any payments on this debt.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services.

	2014	2013
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

WINGS & THINGS, INC.

Date: February 23, 2015	By:	/s/ Greg L. Popp
Gregg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/s/ Greg L. Popp
Greg L. Popp
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: February 23, 2015	By:	/s/ M. Jeanne Ball
M. Jeanne Ball
Director and Secretary/Treasurer

