Form 10-Q
period 2015-03-31
WINGS & THINGS INC
filed 2015-05-11
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

March 31, 2015

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

	MARCH 31, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,445	$851
Total current assets	2,445	851

Total assets	$2,445	$851

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$13,200	$10,400
Notes payable – related party	118,600	118,600
Notes payable	70,500	65,500
Accrued interest – related party	25,075	23,074
Accrued interest	18,355	17,032
Total current liabilities	245,730	234,606
Total liabilities	245,730	234,606
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(270,285)	(260,755)
Total stockholders' deficit	(243,285)	(233,755)

Total liabilities and stockholders' deficit	$2,445	$851

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2015	FOR THE THREE MONTHS ENDED MARCH 31, 2014

Revenues	$—	$—

Expenses
General and administrative	6,206	6,350
Total expenses	6,206	6,350
Net loss before other income (expense)	(6,206)	(6,350)

Other income (expense)
Interest expense – related party	(2,001)	(2,001)
Interest expense	(1,323)	(1,218)
Total other income (expense)	(3,324)	(3,219)

Loss from operations before income taxes	(9,530)	(9,569)

Income taxes	—	—

Net loss	$(9,530)	$(9,569)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2015	FOR THE THREE MONTHS ENDED MARCH 31, 2014

Cash Flows from Operating Activities
Net Loss	$(9,530)	$(9,569)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,800	2,850
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	—	3,500
Increase in accrued interest – related party	2,001	2,001
Increase in accrued interest	1,323	1,218
Net cash provided (used) by operating activities	(3,406)	—

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	5,000	4,400
Net cash provided (used) by financing activities	5,000	4,400

Increase (decrease) in cash	1,594	4,400

Cash and cash equivalents at beginning of period	851	3,390

Cash and cash equivalents at end of period	$2,445	$7,790

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At March 31, 2015, we had cash of $2,445 compared to $851 cash at December 31, 2014. Our total liabilities increased to $245,730 at March 31, 2015 compared to $234,606 at December 31, 2014. The increase primarily represents loans of $5,000 from a third party, accrued interest of $3,324, along with accounts payable of $2,800 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the first quarter ended March 31, 2015.

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

Results of Operations

We did not record revenues during the first quarters of 2015 and 2014. General and administrative expense decreased to $6,206 for the three month period ended March 31, 2015 compared to $6,350 for the three month period ended March 31, 2015. The decrease in general and administrative expense in the 2015 first quarter primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased to $3,324 for the 2015 first quarter compared to $3,219 for the 2014 first quarter.

Accordingly, our net loss decreased to $9,530 for the 2015 first quarter compared to $9,569 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded notes payable of $189,100 with accrued interest of $43,430. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 first quarter we borrowed $5,000 from a third party.

At March 31, 2015 we recorded accounts payable of $13,200 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: May 11, 2015	By:	/s/Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

