Form 10-Q
period 2015-06-30
WINGS & THINGS INC
filed 2015-08-11
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2015 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

June 30, 2015

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,545	$851
Total current assets	2,545	851

Total assets	$2,545	$851

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$15,100	$10,400
Notes payable – related party	118,600	118,600
Notes payable	71,700	65,500
Accrued interest – related party	27,076	23,074
Accrued interest	19,766	17,032
Total current liabilities	252,242	234,606
Total liabilities	252,242	234,606
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(276,697)	(260,755)
Total stockholders' deficit	(249,697)	(233,755)

Total liabilities and stockholders' deficit	$2,545	$851

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenues	$—	$—	$—	$—

Expenses
General and administrative	3,000	3,550	9,206	9,900
Total expenses	3,000	3,550	9,206	9,900

Net loss before other income (expense)	(3,000)	(3,550)	(9,206)	(9,900)

Other income (expense)
Interest expense – related party	(2,001)	(2,001)	(4,002)	(4,002)
Interest expense	(1,411)	(1,310)	(2,734)	(2,527)
Total other income (expense)	(3,412)	(3,311)	(6,736)	(6,529)

Loss from operations before income taxes	(6,412)	(6,861)	(15,942)	(16,429)

Income taxes	—	—	—	—

Net loss	$(6,412)	$(6,861)	$(15,942)	$(16,429)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Cash Flows from Operating Activities
Net Loss	$(15,942)	$(16,429)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,700	5,350
Changes in operating assets and liabilities:
Increase in accrued interest – related party	4,002	4,002
Increase in accrued interest	2,734	2,528
Net cash provided (used) by operating activities	(4,506)	(4,549)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	6,200	4,400
Net cash provided (used) by financing activities	6,200	4,400

Increase (decrease) in cash	1,694	(149)

Cash and cash equivalents at beginning of period	851	3,390

Cash and cash equivalents at end of period	$2,545	$3,241

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At June 30, 2015, we had cash of $2,545 compared to $851 cash at December 31, 2014. Our total liabilities increased to $252,242 at June 30, 2015 compared to $234,606 at December 31, 2014. The increase in total liabilities primarily represents loans of $6,200 from a third party, accrued interest of $6,736, along with accounts payable of $4,700 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the first quarter ended June 30, 2015.

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

Results of Operations

We did not record revenues during 2015 and 2014. General and administrative expense decreased to $9,206 for the six month period ended June 30, 2015 compared to $9,900 for the six month period ended June 30, 2014. General and administrative expense decreased to $3,000 for the 2015 second quarter compared to $3,550 for the 2014 second quarter. The decrease in general and administrative expense in the 2015 interim periods primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased to $6,736 for the 2015 six month period compared to $6,529 for the 2014 six month period. Total other expense increased to $3,412 for the 2015 second quarter compared to $3,311 for the 2014 second quarter.

Accordingly, our net loss decreased to $15,942 for the 2015 six month period compared to $16,429 for the 2014 six month period and decreased to $6,412 for the 2015 second quarter compared to $6,861 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we recorded notes payable of $190,300 with accrued interest of $46,842. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 six month period we borrowed $6,200 from a third party.

At June 30, 2015 we recorded accounts payable of $15,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: August 10, 2015	By:	/s/Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

