Form 10-Q
period 2015-09-30
WINGS & THINGS INC
filed 2015-10-30
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

September 30, 2015

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$2,245	$851
Total current assets	2,245	851

Total assets	$2,245	$851

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$17,000	$10,400
Accounts payable - vendor	800	—
Notes payable – related party	118,600	118,600
Notes payable	71,700	65,500
Accrued interest – related party	29,077	23,074
Accrued interest	21,200	17,032
Total current liabilities	258,377	234,606
Total liabilities	258,377	234,606
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(283,132)	(260,755)
Total stockholders' deficit	(256,132)	(233,755)

Total liabilities and stockholders' deficit	$2,245	$851

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$—	$—	$—	$—

Expenses
General and administrative	3,000	3,600	12,206	13,500
Total expenses	3,000	3,600	12,206	13,500

Net loss before other income (expense)	(3,000)	(3,600)	(12,206)	(13,500)

Other income (expense)
Interest expense – related party	(2,001)	(2,001)	(6,003)	(6,003)
Interest expense	(1,434)	(1,310)	(4,168)	(3,837)
Total other income (expense)	(3,435)	(3,311)	(10,171)	(9,840)

Loss from operations before income taxes	(6,435)	(6,911)	(22,377)	(23,340)

Income taxes	—	—	—	—

Net loss	$(6,435)	$(6,911)	$(22,377)	$(23,340)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Cash Flows from Operating Activities
Net Loss	$(22,377)	$(23,340)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	7,950
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	—
Increase in accrued interest – related party	6,003	6,003
Increase in accrued interest	4,168	3,838
Net cash provided (used) by operating activities	(4,806)	(5,549)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	6,200	4,400
Net cash provided (used) by financing activities	6,200	4,400

Increase (decrease) in cash	1,394	(1,149)

Cash and cash equivalents at beginning of period	851	3,390

Cash and cash equivalents at end of period	$2,245	$2,241

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At September 30, 2015, we had cash of $2,245 compared to $851 cash at December 31, 2014. Our total liabilities increased to $258,377 at September 30, 2015 compared to $234,606 at December 31, 2014. The increase in total liabilities primarily represents loans of $6,200 from a third party, accrued interest of $10,171, along with accounts payable of $6,600 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a shareholder during the first quarter ended September 30, 2015.

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

Results of Operations

We did not record revenues during 2015 and 2014. General and administrative expense decreased to $12,206 for the nine month period ended September 30, 2015 compared to $13,500 for the nine month period ended September 30, 2014. General and administrative expense decreased to $3,000 for the 2015 third quarter compared to $3,600 for the 2014 third quarter. The decrease in general and administrative expense in the 2015 interim periods primarily reflects reduced consulting and professional fees provided by or paid for by a related party.

Total other expense represents accrued interest on loans. Total other expense increased to $10,171 for the 2015 nine month period compared to $9,840 for the 2014 nine month period. Total other expense increased to $3,435 for the 2015 third quarter compared to $3,311 for the 2014 third quarter.

Accordingly, our net loss decreased to $22,377 for the 2015 nine month period compared to $23,340 for the 2014 nine month period and decreased to $6,435 for the 2015 third quarter compared to $6,911 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2015 nine month period we borrowed $6,200 from a third party. At September 30, 2015 we recorded notes payable of $190,300 with accrued interest of $50,277. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

At September 30, 2015 we recorded accounts payable of $17,000 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: October 30, 2015	By:	/s/Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

