Form 10-K
period 2015-12-31
WINGS & THINGS INC
filed 2016-03-23
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 18,000,000.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, the Company had limited assets, had a negative working capital of $264,671 and had incurred losses of $291,671 since inception (See Note 2 to the financial statements). Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 78 stockholders of record as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2015, we had $425 in cash compared to $851 at December 31, 2014. Our total liabilities increased to $265,096 for 2015 compared to $234,606 for 2014. This increase primarily represents additional loans, accrued interest and accounts payable for consulting services and professional services provided by or paid for by related and third parties.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $15,826 for 2015 compared to $17,340 for 2014. The decrease in general and administrative expense in 2015 primarily reflects reduced consulting and professional fees provided by or paid for by a related party. Total other expense increased to $15,090 for 2015 compared to $13,151 for 2014 and primarily represents accrued interest expense on loans. Due to reduced general and administrative expenses, our net loss decreased to $30,916 for 2015 compared to $30,491 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations and Commitments

At December 31, 2015 we recorded notes payable of $200,700 with accrued interest of $55,196. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2015 we borrowed $6,200 from a third party and during 2014 we borrowed $4,400 from a third party.

At December 31, 2015 we recorded accounts payable of $8,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”) (See Item 13, below).

During 2014 we recorded accounts payable of $10,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity, which were converted to notes payable at the 2015 year end.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc, as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

Wings & Things, Inc.

Balance Sheets

	DEC 31, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$425	$851
Total current assets	425	851

Total assets	$425	$851

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,400	$10,400
Accounts payable - vendor	800	—
Notes payable – related party	129,000	118,600
Notes payable	71,700	65,500
Accrued interest – related party	32,562	23,074
Accrued interest	22,634	17,032
Total current liabilities	265,096	234,606
Total liabilities	265,096	234,606
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(291,671)	(260,755)
Total stockholders' deficit	(264,671)	(233,755)

Total liabilities and stockholders' deficit	$425	$851

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$—	$—

Expenses
General and administrative	15,826	17,340
Total expenses	15,826	17,340

Net loss before other income (expense)	(15,826)	(17,340)

Other income (expense)
Interest expense – related party	(9,488)	(8,004)
Interest expense	(5,602)	(5,147)
Total other income (expense)	(15,090)	(13,151)

Loss from operations before income taxes	(30,916)	(30,491)

Income taxes	—	—

Net loss	$(30,916)	$(30,491)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Stockholders’ Deficit

For the Years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	18,000,000	18,000	$9,000	$(230,264)	$(203,264)
Net income (loss) for the year ended December 31, 2014	—	—	—	(30,491)	(30,491)
Balance – December 31, 2014	18,000,000	18,000	9,000	(260,755)	(233,755)
Net income (loss) for the year ended December 31, 2015	—	—	—	(30,916)	(30,916)
Balance – December 31, 2015	18,000,000	18,000	$9,000	$(291,671)	$(264,671)

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net Loss	$(30,916)	$(30,491)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,400	10,400
Changes in operating assets and liabilities:
Increase in accounts payable - vendor	800	—
Increase in accrued interest – related party	9,488	8,004
Increase in accrued interest – other	5,602	5,148
Net cash provided (used) by operating activities	(6,626)	(6,939)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances received	6,200	4,400
Net cash provided (used) by financing activities	6,200	4,400

Increase (decrease) in cash	(426)	(2,539)

Cash and cash equivalents at beginning of period	851	3,390

Cash and cash equivalents at end of period	$425	$851

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-Cash Investing and Financing Activities
Converted related party accounts payable into loans	$10,400	$18,550

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Years Ended December 31,
	2015	2014
Net Loss (numerator)	$(30,916)	$(30,491)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2015 and 2014, the Company had no potentially dilutive common stock equivalents issued.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $264,671 and has incurred losses of $291,671 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $291,671 and $260,755 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014

Net operating loss carryforward	$99,168	$88,657
Valuation allowance	(99,168)	(88,657)
Deferred tax asset	$—	$—

The change in the valuation allowance was $10,511 during the year ended December 31, 2015.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 - INCOME TAXES (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014
Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	10,511	10,367
Change in valuation allowance	(10,511)	(10,367)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 - NOTES PAYABLE

Notes payable unrelated parties as of December 31, 2015 are $71,700. This includes additional advances during 2015 of $6,200. The Notes bear interest at 8% and are due on demand.

Accrued interest for notes payable was $22,634 and $17,032 at December 31, 2015 and 2014, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2015 and 2014, the Company incurred $8,400 and $10,400 respectively of consulting, administrative, and professional services to First Equity Holdings Corp. In 2015 the 2014 accounts payable were converted into Notes payable – related party. Notes payable- related party at December 31, 2015 and 2014 were $129,000 and $118,600, respectively. Accrued interest at December 31, 2015 and 2014 was $32,562 and $23,074, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 - CAPITALIZATION

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

NOTE 7 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm on March 10, 2014.

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Greg L. Popp	46	Director, President	March 2009 until our next annual meeting.
M. Jeanne Ball	58	Director, Secretary/Treasurer	February1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 1, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2015 First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, billed the Company $8,400 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2014 First Equity billed the Company $10,400 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The $10,400 amount was converted to a note payable at December 31, 2015 with interest at 8% and payable upon demand. At December 31, 2015 the Company owes First Equity an aggregate of $129,000, exclusive of accounts payable, with accrued interest of $32,562. We have not made any payments on this debt.

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

	2015	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Wings & Things, Inc. are included in this report under Item 8 on pages 14 through 23.

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

Date: March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Greg L. Popp

Greg L. Popp

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 23, 2016

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 23, 2016

