Form 10-Q
period 2016-03-31
WINGS & THINGS INC
filed 2016-05-09
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

March 31, 2016

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$211	$425
Total current assets	211	425

Total assets	$211	$425

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$8,400
Accounts payable - vendor	3,400	800
Notes payable – related party	129,000	129,000
Notes payable	72,300	71,700
Accrued interest – related party	34,934	32,562
Accrued interest	24,070	22,634
Total current liabilities	274,204	265,096
Total liabilities	274,204	265,096

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(300,993)	(291,671)
Total stockholders' deficit	(273,993)	(264,671)

Total liabilities and stockholders' deficit	$211	$425

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Revenues	$—	$—

Expenses
General and administrative	5,514	6,206
Total expenses	5,514	6,206

Net loss before other income (expense)	(5,514)	(6,206)

Other income (expense)
Interest expense – related party	(2,372)	(2,001)
Interest expense	(1,436)	(1,323)
Total other income (expense)	(3,808)	(3,324)

Loss from operations before income taxes	(9,322)	(9,530)

Income taxes	—	—

Net loss	$(9,322)	$(9,530)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Cash Flows from Operating Activities
Net Loss	$(9,322)	$(9,530)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,800
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	2,600	—
Increase in accrued interest – related party	2,372	2,001
Increase in accrued interest	1,436	1,323
Net cash provided (used) by operating activities	(814)	(3,406)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	600	5,000
Net cash provided (used) by financing activities	600	5,000

Increase (decrease) in cash	(214)	1,594

Cash and cash equivalents at beginning of period	425	851

Cash and cash equivalents at end of period	$211	$2,445

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

NOTE 3 - RECENT PRONOUNCEMENT

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At March 31, 2016, we had cash of $211 compared to $425 cash at December 31, 2015. Our total liabilities increased to $274,204 at March 31, 2016 compared to $265,096 at December 31, 2015. The increase in total liabilities for the first quarter ended March 31, 2016 primarily represents cash advances of $600 from a third party, accrued interest of $3,808, along with accounts payable of $2,600 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a vendor.

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

Results of Operations

We did not record revenues during 2016 and 2015. General and administrative expense decreased to $5,514 for the March 31, 2016 first quarter compared to $6,206 for the 2015 first quarter. The decrease in general and administrative expense in the 2016 first quarter primarily reflects reduced consulting and professional fees provided by or paid for by related and third parties.

Total other expense represents accrued interest on notes payable. Total other expense increased to $3,808 for the 2016 first quarter compared to $3,324 for the 2015 first quarter.

Accordingly, our net loss decreased to $9,322 for the 2016 first quarter compared to $9,530 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we recorded notes payable of $201,300 with accrued interest of $59,004. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2016 first quarter we borrowed $600 from a third party and during the 2015 year we borrowed $6,200 from a third party.

At March 31, 2016 we recorded accounts payable of $13,900, with $10,500 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”) and $3,400 payable to a vendor.

During the 2014 year we recorded accounts payable of $10,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity, which were converted to notes payable at December 31, 2015.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: May 9, 2016	By:	/s/Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

