Form 10-Q
period 2016-06-30
WINGS & THINGS INC
filed 2016-08-08
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Financial Statements

June 30, 2016

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$473	$425
Total current assets	473	425

Total assets	$473	$425

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$12,100	$8,400
Accounts payable - vendor	800	800
Notes payable – related party	129,000	129,000
Notes payable	76,300	71,700
Accrued interest – related party	37,722	32,562
Accrued interest	25,596	22,634
Total current liabilities	281,518	265,096
Total liabilities	281,518	265,096

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(308,045)	(291,671)
Total stockholders' deficit	(281,045)	(264,671)

Total liabilities and stockholders' deficit	$473	$425

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,738	3,000	8,252	9,206
Total expenses	2,738	3,000	8,252	9,206

Net loss before other income (expense)	(2,738)	(3,000)	(8,252)	(9,206)

Other income (expense)
Interest expense – related party	(2,788)	(2,001)	(5,160)	(4,002)
Interest expense	(1,526)	(1,411)	(2,962)	(2,734)
Total other income (expense)	(4,314)	(3,412)	(8,122)	(6,736)

Loss from operations before income taxes	(7,052)	(6,412)	(16,374)	(15,942)

Income taxes	—	—	—	—

Net loss	$(7,052)	$(6,412)	$(16,374)	$(15,942)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Cash Flows from Operating Activities
Net Loss	$(16,374)	$(15,942)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,700	4,700
Changes in operating assets and liabilities:
Increase in accrued interest – related party	5,160	4,002
Increase in accrued interest	2,962	2,734
Net cash provided (used) by operating activities	(4,552)	(4,506)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	4,600	6,200
Net cash provided (used) by financing activities	4,600	6,200

Increase (decrease) in cash	48	1,694

Cash and cash equivalents at beginning of period	425	851

Cash and cash equivalents at end of period	$473	$2,545

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At June 30, 2016, we had cash of $473 compared to $425 cash at December 31, 2015. Our total liabilities increased to $281,518 at June 30, 2016 compared to $265,096 at December 31, 2015. The increase in total liabilities for the six month period ended June 30, 2016 primarily represents cash advances of $4,600 from a third party, accrued interest of $8,122, along with accounts payable of $3,700 related to advances and consulting fees and accounts payable for professional services provided by or paid on our behalf by a vendor.

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

Results of Operations

We did not record revenues during 2016 and 2015. General and administrative expense decreased to $8,252 for the June 30, 2016 six month period compared to $9,206 for the 2015 six month period. General and administrative expense decreased to $2,738 for the June 30, 2016 second quarter compared to $3,000 for the 2015 second quarter. The decrease in general and administrative expense in the 2016 six month period primarily reflects reduced consulting and professional fees provided by or paid for by related and third parties.

Total other expense represents accrued interest on notes payable. Total other expense increased to $8,122 for the 2016 six month period compared to $6,736 for the 2015 six month period. Total other expense increased to $4,314 for the 2016 second quarter compared to $3,412 for the 2015 second quarter.

Accordingly, our net loss increased to $16,374 for the 2016 six month period compared to $15,942 for the 2015 six month period. Net loss decreased to $7,052 for the 2016 second quarter compared to $6,412 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 we recorded notes payable of $205,300 with accrued interest of $63,318. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2016 six month period we borrowed $4,600 from a third party.

At June 30, 2016 we recorded accounts payable of $12,900, with $12,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”) and $800 payable to a vendor.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WINGS & THINGS, INC.

Date: August 5, 2016	By:	/s/Greg L. Popp
Greg L. Popp
President and Director
Principal Financial Officer

