Form 10-K
period 2016-12-31
WINGS & THINGS INC
filed 2017-03-20
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30529

WINGS & THINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0464667 (I.R.S. Employer Identification No.)
153 West Burton Avenue, Salt Lake City, Utah (Address of principal executive offices)	84115 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2017 was 18,000,000.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Wings & Things.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, the Company had limited assets, had a negative working capital of $295,474 and had incurred losses of $322,474 since inception (See Note 2 to the financial statements). Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 78 stockholders of record as of March 17, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on .our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon other parties to provide and pay for professional expenses and loans. At December 31, 2016, we had $433 cash compared to $425 at December 31, 2015. Our total liabilities increased to $295,907 for 2016 compared to $265,096 for 2015. This increase primarily represents additional loans, accrued interest and accounts payable for consulting services and professional services provided by or paid for by related and third parties.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $14,392 for 2016 compared to $15,826 for 2015. The decrease in general and administrative expense in 2016 primarily reflects reduced consulting and professional fees provided by or paid for by a related party. Total other expense increased to $16,411 for 2016 compared to $15,090 for 2015 and primarily represents accrued interest expense on loans. Due to reduced general and administrative expenses, our net loss decreased to $30,803 for 2016 compared to $30,916 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations and Commitments

At December 31, 2016 we recorded notes payable of $217,400 with accrued interest of $71,607. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2016 we borrowed $8,300 from a third party and during 2015 we borrowed $6,200 from a third party.

At December 31, 2016 we recorded accounts payable of $6,900 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”) (See Item 13, below).

During 2015 we recorded accounts payable of $8,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity, which were converted to notes payable at the 2016 year end.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572      FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wings & Things, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Wings & Things, Inc, as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Wings & Things, Inc.

Balance Sheets

	DEC 31, 2016	DEC 31,2015

ASSETS
CURRENT ASSETS
Cash	$433	$425
Total current assets	433	425

Total assets	$433	$425

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,900	$8,400
Accounts payable - vendor	—	800
Notes payable – related party	137,400	129,000
Notes payable	80,000	71,700
Accrued interest – related party	42,882	32,562
Accrued interest	28,725	22,634
Total current liabilities	295,907	265,096
Total liabilities	295,907	265,096
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(322,474)	(291,671)
Total stockholders' deficit	(295,474)	(264,671)

Total liabilities and stockholders' deficit	$433	$425

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Revenues	$—	$—

Expenses
General and administrative	14,392	15,826
Total expenses	14,392	15,826

Net loss before other income (expense)	(14,392)	(15,826)

Other income (expense)
Interest expense – related party	(10,320)	(9,488)
Interest expense	(6,091)	(5,602)
Total other income (expense)	(16,411)	(15,090)

Loss from operations before income taxes	(30,803)	(30,916)

Income taxes	—	—

Net loss	$(30,803)	$(30,916)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Stockholders’ Deficit

For the Years ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2014	18,000,000	18,000	$9,000	$(260,755)	$(233,755)
Net income (loss) for the year ended December 31, 2015	—	—	—	(30,916)	(30,916)
Balance – December 31, 2015	18,000,000	18,000	9,000	(291,671)	(264,671)
Net income (loss) for the year ended December 31, 2016	—	—	—	(30,803)	(30,803)
Balance – December 31, 2016	18,000,000	18,000	$9,000	$(322,474)	$(295,474)

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Cash Flows from Operating Activities
Net Loss	$(30,803)	$(30,916)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,900	8,400
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - vendor	(800)	800
Increase in accrued interest – related party	10,320	9,488
Increase in accrued interest – other	6,091	5,602
Net cash provided (used) by operating activities	(8,292)	(6,626)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances received	8,300	6,200
Net cash provided (used) by financing activities	8,300	6,200

Increase (decrease) in cash	8	(426)

Cash and cash equivalents at beginning of year	425	851

Cash and cash equivalents at end of year	$433	$425

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-Cash Investing and Financing Activities
Converted related party accounts payable into loans	$8,400	$10,400

The accompanying notes are an integral part of these financial statements.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

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

	For the Years Ended December 31,
	2016	2015
Net Loss (numerator)	$(30,803)	$(30,916)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2016 and 2015, the Company had no potentially dilutive common stock equivalents issued.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $295,474 and has incurred losses of $322,474 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $322,474, and $291,761 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015

Net operating loss carryforward	$109,641	$99,168
Valuation allowance	(109,641)	(99,168)
Deferred tax asset	$—	$—

The change in the valuation allowance was $10,473 during the year ended December 31, 2016.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 - INCOME TAXES (continued)

A reconciliation of amounts obtained by applying the Federal tax rate of 34% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2016	2015
Federal tax provision (at 34%)	$10,473	$10,511
Change in valuation allowance	(10,473)	(10,511)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014 and 2013.

NOTE 4 - NOTES PAYABLE

Notes payable unrelated parties as of December 31, 2016 are $80,000. This includes additional advances during 2016 of $8,300. The Notes bear interest at 8% and are due on demand.

Accrued interest was $28,725 and $22,634 at December 31, 2016 and 2015, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of the year ended December 31, 2016 and 2015, the Company incurred $6,900 and $8,400, respectively, of consulting, administrative, and professional services to First Equity Holdings Corp. In 2016 the 2015 accounts payable were converted into Notes payable – related party. Notes payable- related party at December 31, 2016 and 2015 were $137,400 and $129,000, respectively. Accrued interest at December 31, 2016 and 2015 was $42,882 and $32,562, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 - CAPITALIZATION

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship. The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 of its common stock for services valued at $10,000 (or $.01 per share).

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2003.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 7 - RECENT PRONOUNCEMENT

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Greg L. Popp -- From April 2005 to the present Mr. Popp has been a managing member of Marine Life Sciences, LLC, a Nevada company that wholesales and retails neutraceutical products to companies. In addition, during the past five years he has also served as Director and President of Investrio, Inc., a Utah corporation which has developed a software trading platform and educational products for consumers. Neither Marine Life Sciences nor Investrio, Inc. is an affiliate or subsidiary of Wings & Things. His professional qualifications include a MBA and extensive experience with small company operations along with experience as a director and officer of other public reporting shell companies. He currently serves as a director of LZG International, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12. We believe his experience as a manager of a small private company providing products to the public may provide valuable insights during the investigation of business opportunities. Also, his experience serving in management positions for public reporting companies may prove significant in our search for a business opportunity and may be critical to our operations moving forward.

M. Jeanne Ball – Ms. Ball works as an independent contractor performing duties of a legal assistant for attorneys.

She currently serves as a director of Skinovation Pharmaceutical Incorporated, a company that has a class of securities registered with the SEC pursuant to Section 12. Her experience serving in management positions for a public reporting company may prove helpful in our search for a business opportunity and may be critical to our operations moving forward.

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2016. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and by each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 17, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2016 First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, billed the Company $6,900 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2015 First Equity billed the Company $8,400 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The $8,400 amount was converted to a note payable at December 31, 2016 with interest at 8% and payable upon demand. At December 31, 2016 the Company owes First Equity an aggregate of $137,400, exclusive of accounts payable, with accrued interest of $42,882. We have not made any payments on this debt.

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

	2016	2015
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Date: March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Greg L. Popp

Greg L. Popp

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 17, 2017

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 17, 2017

