Form 10-Q
period 2017-03-31
WINGS & THINGS INC
filed 2017-05-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☑	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 8, 2017 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Condensed Financial Statements

March 31, 2017

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$418	$433
Total current assets	418	433

Total assets	$418	$433

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,900
Accounts payable	3,400	—
Notes payable – related party	137,400	137,400
Notes payable	80,000	80,000
Accrued interest – related party	45,630	42,882
Accrued interest	30,325	28,725
Total current liabilities	305,755	295,907
Total liabilities	305,755	295,907
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(332,337)	(322,474)
Total stockholders' deficit	(305,337)	(295,474)

Total liabilities and stockholders' deficit	$418	$433

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Revenues	$—	$—

Expenses
General and administrative	5,515	5,514
Total expenses	5,515	5,514

Net loss before other income (expense)	(5,515)	(5,514)

Other income (expense)
Interest expense – related party	(2,748)	(2,372)
Interest expense	(1,600)	(1,436)
Total other income (expense)	(4,348)	(3,808)

Loss from operations before income taxes	(9,863)	(9,322)

Income taxes	—	—

Net loss	$(9,863)	$(9,322)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Cash Flows from Operating Activities
Net Loss	$(9,863)	$(9,322)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable- vendor	3,400	2,600
Increase in accrued interest – related party	2,748	2,372
Increase in accrued interest	1,600	1,436
Net cash provided (used) by operating activities	(15)	(814)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Cash advances – other	—	600
Net cash provided (used) by financing activities	—	600

Increase (decrease) in cash	(15)	(214)

Cash and cash equivalents at beginning of period	433	425

Cash and cash equivalents at end of period	$418	$211

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At March 31, 2017, we had cash of $418 compared to $433 cash at December 31, 2016. Our total liabilities increased to $305,755 at March 31, 2017 compared to $295,907 at December 31, 2016. The increase in total liabilities for the period ended March 31, 2017 primarily represents accrued interest of $4,348 and accounts payable of $5,500 provided by or paid on our behalf by a vendor and a related party.

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

Results of Operations

We did not record revenues during 2017 and 2016. General and administrative expense was $5,515 for the March 31, 2017 first quarter compared to $5,514 for the 2016 first quarter. General and administrative expense in the 2017 first quarter primarily reflects audit fees and consulting fees provided by or paid for by related and third parties.

Total other expense represents accrued interest on notes payable. Total other expense increased to $4,348 for the 2017 first quarter compared to $3,808 for the 2016 first quarter.

Our net loss increased to $9,863 for the 2017 first quarter compared to $9,322 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2017 we recorded notes payable of $80,000 and notes payable-related party of $137,400. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2017 on all notes payable was $75,955.

At March 31, 2017 we recorded accounts payable of $9,000 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. Also, we recorded accounts payable of $3,400 representing services provided by or paid by a vendor.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2017	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

