Form 10-Q
period 2017-06-30
WINGS & THINGS INC
filed 2017-08-10
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐ The registrant does not have a Web site.

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 7, 2017 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINGS & THINGS, INC.

Condensed Financial Statements

June 30, 2017

(Unaudited)

Wings & Things, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$403	$433
Total current assets	403	433

Total assets	$403	$433

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,900
Notes payable – related party	137,400	137,400
Notes payable	84,500	80,000
Accrued interest – related party	48,378	42,882
Accrued interest	31,965	28,725
Total current liabilities	312,743	295,907
Total liabilities	312,743	295,907
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(339,340)	(322,474)
Total stockholders' deficit	(312,340)	(295,474)

Total liabilities and stockholders' deficit	$403	$433

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,615	2,738	8,130	8,252
Total expenses	2,615	2,738	8,130	8,252

Net loss before other income (expense)	(2,615)	(2,738)	(8,130)	(8,252)

Other income (expense)
Interest expense – related party	(2,748)	(2,788)	(5,496)	(5,160)
Interest expense	(1,640)	(1,526)	(3,240)	(2,962)
Total other income (expense)	(4,388)	(4,314)	(8,736)	(8,122)

Loss from operations before income taxes	(7,003)	(7,052)	(16,866)	(16,374)

Income taxes	—	—	—	—

Net loss	$(7,003)	$(7,052)	$(16,866)	$(16,374)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Cash Flows from Operating Activities
Net Loss	$(16,866)	$(16,374)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,700
Changes in operating assets and liabilities:
Increase in accrued interest – related party	5,496	5,160
Increase in accrued interest	3,240	2,962
Net cash provided (used) by operating activities	(4,530)	(4,552)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Notes payable	4,500	4,600
Net cash provided (used) by financing activities	4,500	4,600

Increase (decrease) in cash	(30)	48

Cash and cash equivalents at beginning of period	433	425

Cash and cash equivalents at end of period	$403	$473

The accompanying notes are an integral part of these financial statements

Wings & Things, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

As of the date of this report, Wings’ majority shareholder has agreed in a private transaction to transfer a majority of its common shares of Wings to Northern Mountain Silk, Inc., a Utah corporation, (“Northern Mountain”) and its shareholders. The completion of the private transaction will be subject to the satisfaction of certain criteria. Northern Mountain is a holding company with several subsidiaries and operating variable interest entities, one of which operates in the natural raw silk industry. Wings and Northern Mountain are working towards affecting the acquisition of Northern Mountain’s business operations and that company becoming a wholly-owned subsidiary of Wings. Wings’ management anticipates changes in our board of directors and executive officers as this transaction is fully implemented.

Upon the completion of the transfer of the majority shareholder’s common shares and the completion of the acquisition of the new business operations, Wings will no longer be considered a shell company. Item 5.01 of Form 8-K states that if a registrant was a “shell” company immediately before a change of control, then the Company must disclose in a Current Report on Form 8-K the information that would be required if the registrant were filing a general form for registration of securities on Form 10 under the Securities Exchange Act. Accordingly, management intends to provide such information upon the completion of any change in control and integration of Northern Mountain’s business operations with Wings.

In the event the assumption of business operations is not completed, we expect to explore other business opportunities. We anticipate that the selection of a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon loans from related and third parties to provide and pay for professional expenses. At June 30, 2017, we had cash of $403 compared to $433 cash at December 31, 2016. Our total liabilities increased to $312,743 at June 30, 2017 compared to $295,907 at December 31, 2016. The increase in total liabilities for the six month period ended June 30, 2017 primarily represents cash advances of $4,500, accrued interest of $8,736 and accounts payable of $3,600 provided by or paid on our behalf by a related party.

For the short term, we intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern in the long term is dependent upon our ability to complete the acquisition of business operations.

Results of Operations

We did not record revenues during 2017 and 2016. General and administrative expense was $8,130 for the six month period ended June 30, 2017 (“2017 six month period”) compared to $8,252 for the six month period ended June 30, 2016 (“2016 six month period”). General and administrative expense was $2,615 for the June 30, 2017 second quarter compared to $2,738 for the 2016 second quarter. General and administrative expense in the 2017 six month period primarily reflects audit fees and consulting fees provided by or paid for by related and third parties.

Total other expense represents accrued interest on notes payable. Total other expense increased to $8,736 for the 2017 six month period compared to $8,122 for the 2016 six month period and increased to $4,388 for the 2017 second quarter compared to $4,314 for the 2016 second quarter.

Our net loss increased to $16,866 for the 2017 six month period compared to $16,374 for the 2016 six month period and decreased to $7,003 for the 2017 second quarter compared to $7,052 for the 2016 second quarter.

Management expects net losses to continue until we assume business operations.

Commitments and Obligations

At June 30, 2017 we recorded notes payable of $84,500 and notes payable-related party of $137,400. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2017 on all notes payable was $80,343.

At June 30, 2017 we recorded accounts payable of $10,500 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 10, 2017	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President and Director Principal Financial Officer

