Form 10-Q
period 2017-09-30
WINGS & THINGS INC
filed 2017-11-14
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 13, 2017 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to Wings & Things, Inc. consolidated statements of operations for the three and nine months periods ended September 30, 2017 and 2016 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months periods ended September 30, 2017 are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Wings & Things, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,771	$225,539
Accounts receivable, net	595,526	359,348
Inventory, net	7,161,272	4,401,067
Prepayments and other current assets	305,906	796,298
Total Current Assets	8,173,475	5,782,252

PROPERTY AND EQUIPMENT, NET	491,790	511,269

OTHER ASSETS
Land use rights, net	108,422	105,936
Deposits	2,254	2,160
TOTAL ASSETS	$8,775,941	$6,401,617

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,737	$19,230
Accounts payable and accrued expenses – related party	63,166	—
Advance from customers	707,697	150,297
Taxes payable	1,511,772	1,224,253
Other payables	200	—
Advance from related parties	1,232,437	962,228
Notes payable – related party	138,900	—
Notes payable	84,500	—
Short term loans	2,179,211	2,088,347
Total Current Liabilities	6,103,620	4,444,355

TOTAL LIABILITIES	6,103,620	4,444,355

STOCKHOLDERS’ EQUITY
Common stock: ; $.001 par value; 20,000,000 shares authorized; 18,000,000 and 15,000,000 shares issued and outstanding, respectively	18,000	15,000
Additional paid-in capital	2,761,908	3,084,566
PRC statutory reserve	82,484	82,484
Other accumulated comprehensive income	(5,185)	(112,470)
Accumulated deficit	(184,886)	(1,112,318)
Total Stockholders' Equity	2,672,321	1,957,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,775,941	$6,401,617

See accompanying notes to financial statements & Form 8-K filed on September 21, 2017 for Pro Forma Information

Wings & Things, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three Month Periods Ended September 30,		For Nine Month Periods Ended September 30,
	2017	2016	2017	2016

REVENUES	$4,178,192	$3,735,793	$9,887,325	$8,451,253
COST OF SALES	3,497,983	3,306,418	8,414,572	7,843,453
GROSS PROFIT	680,209	429,375	1,472,753	607,800

OPERATING EXPENSES
General & administrative	91,480	83,376	256,113	230,733
Research & development	5,750	82,465	87,118	216,117
Selling expense	12,999	59,090	25,871	154,677

TOTAL OPERATING EXPENSES	110,229	224,931	369,102	601,527

INCOME (LOSS) FROM OPERATIONS	569,980	204,444	1,103,651	6,273

OTHER INCOME (EXPENSE)
Interest income	30	100	99	287
Subsidy income	—		—	27,484
Interest expense	(58,881)	(60,836)	(176,218)	(180,721)

TOTAL OTHER EXPENSE	(58,851)	(60,736)	(176,119)	(152,950)

INCOME (LOSS) BEFORE INCOME TAXES	511,129	143,708	927,532	(146,677)

PROVISION FOR INCOME TAXES	—	(456)	(100)	(456)

NET INCOME (LOSS)	$511,129	$143,252	$927,432	$(147,133)

OTHER COMPREHENSIVE INCOME (LOSS)	55,145	(10,081)	107,285	(50,707)

COMPREHENSIVE INCOME/(LOSS)	$566,274	$133,171	$1,034,717	$(197,840)

Basic and diluted net loss per share	$0.03	$0.01	$0.05	$(0.01)
Weighted average shares outstanding	18,000,000	15,000,000	18,000,000	15,000,000

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Month Periods Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$927,432	$(147,133)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	42,858	44,461
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables	(215,563)	154,507
(Increase) decrease in prepayments and other receivables	513,689	39,552
(Increase) decrease in inventories	(2,510,704)	(1,073,755)
Increase (decrease) in taxes payable	228,962	213,871
Increase (decrease) in advance from customers	538,420	—
Increase (decrease) in accounts payable and accrued expenses	129,034	377,494
Net Cash Provided by (Used in) Operating Activities	(345,863)	(391,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	563	—
Deposits	—	(22,802)
Purchases of property and equipment	—	(12,921)
Net Cash Provided by (Used in) Investing Activities	563	(35,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(573,161)	(69,926)
Cash received from advances	—	45,604
Proceeds from related parties	796,717	376,629
Net Cash Provided by Financing Activities	223,556	352,307

Effect of exchange rate changes on cash	6,976	(2,246)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,768)	(76,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,539	120,936

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,771	$44,271

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$58,767	$180,721
Cash paid for income taxes	$100	$144

See accompanying notes to financial statement

Wings & Things, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

NOTE 1 – Condensed Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed consolidated or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K . The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – Reorganization and Reverse Acquisition Accounting Treatment

Wings & Things acquired Northern Mountain Silk, Inc., a Utah corporation (“Northern Mountain”) on September 21, 2017 pursuant to a private transaction between VIP Worldnet, Inc. (“VIP Worldnet”), the majority shareholder of Wings & Things, and Northern Mountain. VIP Worldnet transferred 14,100,000 of Wings & Things common stock to Northern Mountain’s shareholders, leaving VIP Worldnet with 900,000 shares of Wings & Things common stock. Based upon this private transaction, Northern Mountain shareholders delivered 15,000,000 of Northern Mountain’s issued and outstanding shares to Wings & Things, resulting in Northern Mountain becoming a wholly-owned subsidiary of Wings & Things and its shareholders, as a group, owning 78.3% of Wings & Things outstanding common stock.

Northern Mountain is a holding company and does not have significant business operations, other than holding of equity interests in its subsidiaries and a variable interest entities (VIE). It has an operating variable interest entity Liaoning Yixing Silk Company Limited (“Yixing Silk”), which operates in the natural raw silk industry in the Peoples Republic of China. On a consolidated basis, Northern Mountain’s operating activities are significant compared to those of Wings & Things, therefore pursuant to SEC reporting regulations, the acquisition is treated as a reverse acquisition with Northern Mountain becoming the accounting acquirer. Although the legal acquirer in the acquisition is Wings & Things, in a reverse acquisition the accounting acquirer’s financial historical information is presented in the financial statements as though they are the parent company’s history, but in actuality all historical financial information is that of accounting acquirer. In these financial statements, all historical financial information is that of Northern Mountain which consists primarily of the operating activities of its only operating entity, Yixing Silk.

In addition to the historical presentation changes in a reverse acquisition, there is also a reorganization of the parent company’s equity section, as such, the historical retained earnings of Wings & Things prior to the acquisition on September 21, 2017 has been reclassified to paid in capital and the retained earnings have been replaced by those of Northern Mountain.

NOTE 3 – Advances from Related Parties

The Company received a total advance of $529,027 during 2017 from a related party and the repayment of the advance is due on demand. The interest rate and term is under negotiation and will be determined at the end of 2017. A related party advanced $267,690 to the Company during 2017 and these advances are also due on demand.

NOTE 4 – Notes Payable

The accompanying financial statements include Wings & Things’ notes payable and related party notes payable assumed in the reverse acquisition. Notes payable unrelated parties as of September 30, 2017 were $84,500, due on demand, and bear interest at 8%. Accrued interest at September 30, 2017 was $33,655. Notes payable-related party at September 30, 2017 were $138,900. Accrued interest at September 30, 2017 was $51,166. The notes bear interest at 8% and are due on demand.

NOTE 5 – Short Term Loans

	September 30, 2017	December 31, 2016

A 2-year term Bank Note from a Chinese Bank in the amount of 4.5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets.	$676,307	$648,107

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets.	751,452	720,120

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets.	751,452	720,120

Total	$2,179,211	$2,088,347

For the nine months ended September 30, 2017 and 2016, interest expenses amounted to $176,218 and $180,721, respectively.

At September 30, 2017 and December 31, 2016, accrued interest on the outstanding short-term loans was $117,451 and $0, respectively.

Apart from the collateral of Company’s fixed assets, there were no other loan covenants required by the loans disclosed above.

NOTE 6 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $184,886 and $1,112,318 as of September 30, 2017 and December 31, 2016, respectively. There was net cash used in operating activities of $345,863 for the nine months ended September 30, 2017. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its manufacturing processes. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the related-party loans from a major shareholder and the continued renewal of short-term bank loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short-term loans will continue to be renewed and further opening dialog with the lender to convert the short-term loans to long term loans. The Company also may rely on sales of its common stock to raise additional funds. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – Pro Forma

The following Pro-forma Statements of Operations for the three and nine months ended September 30, 2016, include the activity of Northern Mountain Silk, Inc. and Wings & Things, Inc. as if the two entities were consolidated at the beginning of the calendar year 2016.

Unaudited Pro Forma Condensed Combined Statements of Operations
Nine Months Ended September 30, 2016

	Wing & Things, Inc.	Northern Mountain Silk, Inc. (Acquiree)	Pro Forma Combined
Revenue	$—	$8,451,253	$8,451,253
Costs of revenue	—	7,843,453	7,843,453
Operating expenses	10,962	601,552	612,514
Operating income (loss)	(10,962)	6,248	(4,714)
Other (expenses)	(12,231)	(152,950)	(165,181)
Income (Loss) before income taxes	(23,193)	(146,702)	(169,895)
Income tax provision	—	(456)	(456)
Net income	$(23,193)	$(147,158)	$(170,351)
Other comprehensive (loss)		(50,707)	(50,707)
Comprehensive Income(loss)	(23,193)	(197,865)	(221,058)

Basic and diluted earnings per share	$(0.00)		$(0.01)
Weighted-average shares	18,000,000		18,000,000

Unaudited Pro Forma Condensed Combined Statements of Operations
Three Months Ended September 30, 2016

	Wing & Things, Inc.	Northern Mountain Silk, Inc. (Acquiree)	Pro Forma Combined
Revenue	$—	3,735,793	$3,735,793
Costs of revenue	—	3,306,418	3,306,418
Operating expenses	2,710	224,937	227,647
Operating income (loss)	(2,710)	204,438	201,728
Other (expenses)	(4,109)	(60,755)	(64,864)
Income (Loss) before income taxes	(6,819)	143,683	136,864
Income tax provision	—	(456)	(456)
Net income	$(6,819)	$143,227	$136,408
Other comprehensive (loss)		(10,081)	(10,081)
Comprehensive Income (loss)	(6,819)	133,146	126,327

Basic and diluted earnings per share	$(0.00)		$0.01
Weighted-average shares	18,000,000		18,000,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Wings & Things acquired Northern Mountain Silk, Inc., a Utah corporation (“Northern Mountain”) on September 21, 2017 pursuant to a private transaction between VIP Worldnet, Inc. (“VIP Worldnet”), the majority shareholder of Wings & Things, and Northern Mountain. VIP Worldnet agreed to transfer 14,100,000 of Wings & Things common stock to Northern Mountain’s shareholders, leaving VIP Worldnet with 900,000 shares of Wings & Things common stock. Based upon this private transaction, Northern Mountain shareholders delivered 15,000,000 of Northern Mountain’s issued and outstanding shares to Wings & Things, resulting in Northern Mountain becoming a wholly-owned subsidiary of Wings & Things and its shareholders, as a group, owning 78.3% of Wings & Things outstanding common stock.

Wings & Things is a holding company without significant business operations, other than holding of equity interests in its subsidiaries and variable interest entities. Our operating variable interest entity, Liaoning Yixing Silk Company Limited (“Yixing Silk”), operates in the natural raw silk industry and its results of operations are included in our consolidated financial statements. Wings & Things’ reporting currency is the U.S. dollar, but Yixing Silk uses the PRC local currency, Renminbi (RMB), as its functional currency. Therefore, the financial statements are adjusted according to the appropriate exchange rate.

During 2016 and 2015, Yixing Silk expanded its operations beyond tussah silk manufacturing and cooperated with university partners and research institutes, such as, Liaoning Textile Research Institute, Liaoning University and Shenyang Agricultural University, to draw on the expertise of their professors in the areas of silkworm breeding, silk fabrics, healthy supplements and biotechnology. Management believes this expertise will allow Yixing Silk to develop several new products related to the silkworm’s valuable properties which can be used in several different industries, such as the pharmaceutical industry, health food supplements industry, agriculture and aquaculture industries, and skin care industry.

Yixing Silk’s newest products are being tested by various selected consumers and we are receiving comments and suggestions for future improvements. With proper funding, Yixing Silk intends to commence production and promotion of some or all of their new products. The anticipated potential revenue and profit from these new products has become a focus for the management of Yixing Silk.

Liquidity and Capital Resources

During the nine month periods ended September 30, 2017 and 2016 and the years ended December 31, 2016 and 2015, Yixing Silk has relied upon revenues and short term loans and advances from related parties to fund operations. Management anticipates it will rely upon those sources to fund operations for the next twelve months. At September 30, 2017 Yixing Silk had cash of $110,771 and working capital of $2,069,855 compared to cash of $225,539 and working capital of $1,337,897 at December 31, 2016. Yixing Silk does not have any material commitments for capital expenditures as of September 30, 2017.

Yixing Silk has substantially increased its inventory during the nine months ended September 30, 2017, and as such has needed to rely on debt financing along with operating profits to finance its manufacturing processes. The company’s ability to meet its cash requirements for the next twelve months largely depends on the continued renewal of its short-term bank loans and the related-party loans from its major shareholders. These factors raise substantial doubt about Yixing Silk's ability to continue as a going concern.

Yixing Silk intends to obtain capital from revenues, short term loans or related parties to fund its operations; however, there is no assurance that these sources can supply the needed funding. The company is in the process of obtaining informal assurance from a current lender that its short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. Also, its management continues to negotiate better costs and terms with key vendors to lower cost of sales. Its management will continue to scrutinize expenses related to operating activities and order fulfillment to determine appropriate actions to take to reduce these costs to maintain profitability in the short term.

Management anticipates that any future additional capital needed for cash shortfalls may be provided by debt financing and/or secondary financing from its parent companies. The secondary financing may alleviate Yixing Silk’s reliance on related-party advances and assist with its continued growth in the silk market.

Commitments and Obligations

At September 30, 2017, Yixing Silk recorded short term loans, representing two-year bank notes, totaling $2,179,211 with accrued interest of $117,451. At December 31, 2016 it recorded short term loans, representing two-year bank notes and a note payable, totaling $2,088,347 and recorded accrued interest on the short term loans at the 2016 yearend of $0.

During the nine month period ended September 30, 2017 Yixing Silk received cash advances of $529,027 from Shuang Sun, a Wings & Things shareholder. The advance currently bears no interest and is due upon demand, but these terms will be negotiated by the end of the year.

During the nine month period ended September 30, 2017, Yixing Silk received proceeds of $267,690from Mr. Li, Wing and Things’ Director and CEO, to assist in the cash-flow needs of operations. The advance bears no interest and is due upon demand.

In February 2012 Yixing Silk committed to an operating lease for showroom space to commence February 1, 2012. The lease expired in January 2017, but was re-negotiated for an additional year to expire January 10, 2018. Annual rent of $30,566 was paid for the lease period ending January 10, 2017.

The accompanying financial statements include Wings & Things’ notes payable and related party notes payable. Notes payable unrelated parties as of September 30, 2017 were $84,500, due on demand, and bear interest at 8%. Accrued interest at September 30, 2017 was $33,655. Notes payable-related party, at September 30, 2017, were $138,900. Accrued interest at September 30, 2017 was $51,166. The notes bear interest at 8% and are due on demand

Statutory Reserves

The laws and regulations of the PRC recently changed to provide an option to PRC companies to reserve 10% of their surplus in an account for the future retirement of employees. It was previously a requirement that before an enterprise distributes profits to its shareholders, it must first satisfy all tax liability, provision for losses in previous years and make allocation to the statutory reserves. Yixing Silk was required to transfer 10% of its net income to a statutory surplus reserve fund until such reserve balance reaches 50% of its registered capital. For the years ended December 31, 2016 and 2015 the company allocated contributions of $0 and $0, respectively, to the statutory reserves, and is considering its option to continue or discontinue the allocation.

Concentration of Credit Risk

Financial instruments that potentially subject Yixing Silk to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of September 30, 2017 and December 31, 2016, with respect to trade receivables and advances to suppliers, the company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the company. The company generally is required to make advances to suppliers.

Results of Operations

For the three and nine months ended September 30, 2017 and 2016

The following chart summarizes the consolidated financial statements of Wings & Things for the three and nine months ended September 30, 2017 and 2016. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SUMMARY OF OPERATING RESULTS	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Revenues, net	$9,887,325	$8,451,253	$4,178,192	$3,735,793
Cost of sales	8,414,572	7,843,453	3,497,983	3,306,418
Gross profit	1,472,753	607,800	680,209	429,375
Total operating expenses	369,102	601,527	110,229	224,931
Total other expense	(176,119)	(152,950)	(58,851)	(60,736)
Income tax provision	(100)	(456)	-	(456)
Net income (loss)	$927,432	$(146,677)	$511,129	$143,252

Yixing Silk recognizes revenue from sales on the date of shipment to customers and when a formal arrangement exists, the price is fixed or determinable, and the delivery is completed. Products sold in the PRC are subject to a Chinese valued-added tax at a rate of 3% to 17% of the gross sales price. Yixing Silk recorded revenues of $9,887,325 for the nine months ended September 30, 2017 compared to revenues of $8,451,253 for the nine months ended September 30, 2016. Revenue increased during the nine months ended September 30, 2017 due to the release of a certain amount of retained raw silk batting, which was retained by management in 2016 when this commodities price was low in the early year of 2016. Although the company had demand for its wild silk batting, management made a conscious effort to defer the sale of this product until a later date in 2016.

For the three months period ended September 30, 2017 (“2017 third quarter”) Yixing Silk recorded revenues of $4,178,192 compared to revenues of $3,735,793 for the three months ended September 30, 2016 (“2016 third quarter”). The increase in revenues for the 2017 third quarter was due to the increase in sales from new customers for the 2017 third quarter.

Cost of sales consists of raw materials, labor and manufacturing overhead. Cost of sales increased to $8,414,572 for the nine months ended September 30, 2017 compared to $7,843,453 for the nine months ended September 30, 2016. Cost of sales increased to $3,497,983 for the 2017 third quarter compared to $3,306,418 for the 2016 third quarter. The increase in cost of sales for the 2017 interim periods was due to the increase in sales.

Accordingly, gross profit increased to $1,472,753 for the nine months ended September 30, 2017 compared to $607,800 for the nine months ended September 30, 2016 and increased to $680,209 for the 2017 third quarter compared to $429,375 for the 2016 third quarter.

Total operating expense of $369,102 for the nine months ended September 30, 2017 decreased compared to $601,527 for the nine months ended September 30, 2016. Total operating expense decreased to $110,229 for the 2017 third quarter compared to $224,931 for the 2016 third quarter. During 2016 the company had conducted more research and development activities related to wild silkworm health supplements and skin care products. The company also paid more commissions to their sales representatives in 2016.

Total other expense increased to $176,119 for the nine months ended September 30, 2017 compared to $152,950 for the nine months ended September 30, 2016. The increase in total other expenses was a result of the lack of government grants received in 2017. Total other expense of $58,851 for the 2017 third quarter compared to $60,736 for the 2016 third quarter remained similar.

Yixing Silk’s net income increased to $927,432 for the nine months ended September 30, 2017 compared to a net loss of $147,133 for the nine months ended September 30, 2016 and increased to $511,129 for the 2017 third quarter compared to $143,252 for the 2016 third quarter. The increase primarily reflects the better purity of raw material, increased revenues and decreased operating expenses.

Off-Balance Sheet Arrangements

Wings & Things has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Wings & Things qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our President, who acts as our Principal Financial Officer, and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2017.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 2.1 of Form 10-SB, File No. 000-30529, filed November 1, 2000)
3(ii)	Bylaws of Wings & Things, Inc. (Incorporated by reference to exhibit 2.3 of the Form 10-SB, File No. 000-30529, filed November 1, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President Principal Executive Officer
Date: November 14, 2017	By: /s/ TsuiMei Wang TsuiMei Wang Chief Financial Officer

