Form 10-K
period 2017-12-31
WINGS & THINGS INC
filed 2018-04-17
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 28, 2018 was 18,000,000.

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

Wings acquired Northern Mountain Silk, Inc., a Utah corporation (“Northern Mountain”) on September 21, 2017 pursuant to a private transaction between VIP Worldnet, Inc. (“VIP Worldnet”), the majority shareholder of Wings, and Northern Mountain. VIP Worldnet transfered 14,100,000 of Wings common stock to Northern Mountain’s shareholders, leaving VIP Worldnet with 900,000 shares of Wings common stock. Based upon this private transaction, Northern Mountain shareholders delivered 15,000,000 of Northern Mountain’s issued and outstanding shares to Wings, resulting in Northern Mountain becoming a wholly-owned subsidiary of Wings and its shareholders, as a group, owning 78.3% of Wings outstanding common stock.

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

Description of Wings Business

Wings is a holding company without significant business operations, other than holding of equity interests in its subsidiaries and variable interest entities. Wings’ wholly-owned subsidiary, Northern Mountain entered into a series of agreements in December 2016 amongst Northern Mountain’s subsidiaries and Yixing Silk. These agreements granted all decision making rights, all voting rights and all rights to profits and risk of losses to Northern Mountain’s subsidiaries. As a result of the variable interest entity (“VIE”) contractual arrangements, Wings consolidates the results of operations of Yixing Silk as its material operating VIE. In addition, Wings intends to carry on the business operations of Yixing Silk through the various VIE contractual arrangements between Northern Mountain and its subsidiaries and Yixing Silk.

Liaoning Yixing Silk Company Limited was established on November 25, 2010 in Xifeng County, Liaoning Province, in the Peoples Republic of China, as a limited liability company. Yixing Silk is engaged in the manufacturing and retail sale of raw wild silk (tussah silk) and silk related products, such as bedding, comforters, clothing, and silk thread products. Yixing Silk also manufactures raw silk batting that is sold to other manufacturers for inclusion in their varied products.

Yixing Silk’s Principal Products and Services

Antheraea pernyl is the species of silkworm most commonly known as tussah or tussah silk, which is also commonly known as wild silk. Wild silk has a natural honey color and has some special properties which gives it some differentiation from farmed silks. In recent years various byproducts of the tussah silk manufacturing process have been discovered to have added value in a handful of other different industries.

The main product produced from tussah silk manufacturing is obviously the wild silk fibers. Silk has been a coveted and valuable textile for hundreds of years. When looking through a microscope at a cross section of tussah silk fibers, it can be noticed that the fibers are oval instead of circular. The oval porous nature of the wild silk fibers is more breathable, which allows the fibers to be lighter and fluffier than mulberry or farmed silk. Tussah silk fibers are used in the textiles industry in various products. Yixing uses their tussah silk in several bedding products, such as, comforters, pillows, blankets and other bedding accessories. The silk is also used in clothing products and sold wholesale as batting to be used by others in various products.

Yixing Silk’s Marketing and Distribution Methods

Yixing Silk currently sells its products wholesale to distributors or retail customers, as well as sells them retail through their own store locations. It is estimated that Yixing Silk’s brand, called “YiLiXing”, is sold in approximately 200 retail locations. Yixing Silk also has retail locations in Shenyang city, Liaoning Province, and in the Nantong textiles district, in Nantong city, Jiangsu Province, China, a popular hub for textiles commerce in the Shanghai area of China. Yixing Silk’s products are also sold through distributors or retail agents in Beijing, Guangdong, Yunnan and other provinces in China, as well as internationally.

Yixing Silk has also advanced its marketing efforts into the e-commerce market through online sales via Tmall, Taobao and Alibaba. Yixing Silk estimates during 2017 that it had a 20% market share of all wild silk sold in the domestic Chinese market. Total annual production of tussah, or wild silk cocoons, is currently 5,000 tons. With a healthy market share of a scarce resource, along with its technical advantages, extensive experience and 14 patented processes and products in the clothing, bedding, eating, living and transportation industries, Yixing Silk is positioned to be a viable and strong competitor in the silk industry.

Yixing Silk’s Business Strategy

Yixing Silk intends to develop a strategy to integrate the silk worm germination process into its business model by acquiring a silk worm breeding farm, which is the largest breeding facility for tussah silk worms in Northeast China.

Yixing Silk plans to strengthen its marketing plan by:

•	expanding its direct sales force through their relationships with city and county Chambers of Commerce, trade associations, networks, friends, business associates and Wechat platforms, to form a national sales team.

•	launching advertising campaigns to expand market coverage and exposure of Yixing Silk’s products.

•	training sales teams in the use of social networks and cultures to help the consumers receive education about the health benefits of Yixing Silk’s products, in hopes that the consumer will experience and enjoy their products.

•	setting up online sales forces to expand the scale of existing online shopping, through new highly visible websites and innovative internet marketing techniques.

•	expanding its cooperation with retail partners and agents, to find the best way to increase knowledge and interest in its products.

•	implementing a branding strategy to more effectively promote Yixing Silk and its products to the public.

This tussah silk fiber has not only had a long history in the textile industry, but has also been used for centuries in traditional Chinese medicine. In recent years, it has been discovered that other parts of the antheraea pernyl, or silk moth, has valuable properties which can be used in several different industries, such as the pharmaceutical industry, health food supplements industry, agriculture and aquaculture industries, and skin care industry.

Yixing Silk, in cooperation with university partners and research institutes, has developed several new products. These new products include: Various negative oxygen ion silk products, sericin protein extracts, skin care products, new degumming technology, male silkworm moth oil capsules, healthy pupa protein powder supplement.

Yixing Silk’s Competition

Yixing Silk is not the only producer of tussah silk in Liaoning Province or other parts of China. Tussah silk is also produced in other countries, with India being the other main producer. Business competition is mainly within the pricing of products. Fake and substandard silk products are also a concern in the marketplace. The most direct competitors of Yixing Silk are Liaoning Meilin Group Co. Ltd. and Liaoning Tussah Silk Institute Co., Ltd., located in Liaoning Province.

Yixing Silk’s Raw Materials and Principal Suppliers

During the years 2017 and 2016, Yixing Silk had one major supplier, TingJiang Lou. Yixing Silk purchased 97% and 80% of its inventory through TingJiang Lou in 2017 and 2016, respectively. Although Yixing Silk believes comparable products could be purchased from other vendors, the loss of this vendor could have a temporary, but severe impact on Yixing Silk’s operations.

Yixing Silk’s Major Customers

During 2017 Yixing Silk had five major customers. It sold 25% of its products to Zhejang Moncano Home Textile, 13% to XiouSwan Li, 11% to LuoLai Home Texture, 11% to FongWei Li and another 11% to Nan Li. During 2016 Yixing Silk had three major customers. It sold 22% of its products to FongWei Li, 19% to LuoLai Home Texture, and another 19% to XiouSwan Li.

Seasonality of Yixing Silk’s Industry

The optimal time to purchase silk cocoons is in October because of the quantity available and the low purchase price. In addition, silkworms feed from oak trees that are subject to a variety of factors, such as weather conditions, plant diseases, and insect pests.

Yixing Silk’s Patents

Yixing Silk acquired 7 patents registered with the State Intellectual Property Office of the People's Republic of China when it acquired Xifeng in 2010. The patents were registered in 2009 and 2010 and are valid for 20 years. Yixing Silk currently has 5 national invention patents, 5 practical new model patents and 4 appearance patents. These types of patents must be renewed annually.

The Yilixin brand’s most notable products are two patented tussah silk quilts. The Maifanshi Silk Quilt (Patent Number: ZL200910011440.6) is made of a synthetic material that combines tussah silk with trace elements. Within the Chinese medical community this type of silk is known as a type of “air vitamin” which is purported to have health benefits. The Negative Ion Silk Quilt (Patent Number: ZL200910011986.1) is marketed to possess negative ion content of 5080 per cubic centimeter. Additional patents include the silk comforter and silk car decorations with negative oxygen ions, cervical pillow and tussah silk care mattress.

Yixing Silk’s Research and Development

During the year ended December 31, 2017, Yixing Silk spent $650,053 on research and development of wild silkworm garments, health supplements and skin care products. During 2016 Yixing Silk spent $232,204 for research and development related to wild silkworm garments, health supplements and skin care products. In 2015 Yixing Silk spent $607,869 for research and development of wild silkworm health supplements and skin care products.

Yixing Silk’s Government Regulations

Yixing Silk is qualifying for the PRC National Standard for Silk Quilts (GB/T 24252—2009). This standard includes the type of silk quilt, processing method, types of inspection, storage and packaging of silk quilts. The standard defines and regulates the definition of natural silk quilt, as well as the requirements, experiment methods, inspection regulations, labeling, packaging and storage. The standard is applicable for mulberry silk and oak silk products.

Yixing Silk has submitted applications and is in the process of receiving its ISO 9001 Quality Management Certification and its ISO14001 Environmental System Management Certification. The ISO 9001 Quality Management Certification specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable statutory and regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable statutory and regulatory requirements.

ISO 14001 Environmental System Management Certification specifies an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and those which it can influence. It does not itself state specific environmental performance criteria.

Yixing Silk’s Employees

Yixing Silk has 80 full-time employees and increases employees to approximately 200 during the production season. These employees are not presently covered by any collective bargaining agreement.  Yixing Silk has not experienced any work stoppages and believes that its relations with its employees are good.

Yixing Silk’s Land Use Rights

Yixing Silk’s facility is located in Chenguang industrial park in the city of Xifeng. In the PRC, entities are not allowed to purchase and own the land, but must receive permission from the government and pay the requested fees for the land use right. The term of the land use rights is 50 years and the costs are being amortized over this period with an annual amortization of approximately $3,000. Total land area used by Yixing Silk is approximately 22,000 square meters and its buildings occupy approximately 8,600 square meters. Yixing Silk relies on this facility for all of its primary functions, including silk processing, production, research, and business offices.

ITEM 1A. RISK FACTORS

Wings is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

ITEM 2. PROPERTIES

Wings does not currently own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

Wings is not a party to any legal proceedings as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to Wings’ operations.

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

Holders and Dividends

Wings had 84 stockholders of record as of March 28, 2018. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Wings is a holding company and as a result of a series of variable interest entity contractual agreements it consolidates the results of operations of its variable interest entity, Yixing Silk. A variable interest entity is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The following information details the results of operations of Yixing Silk and the financial statements for Yixing Silk for the years ended December 31, 2017 and 2016. Wings’ reporting currency is the U.S. dollar, but Yixing Silk uses the PRC local currency, Renminbi (RMB), as its functional currency. Therefore the financial statements are adjusted according to the appropriate exchange rate.

During 2017 and 2016, Yixing Silk expanded its operations beyond tussah silk manufacturing and cooperated with university partners and research institutes, such as, Liaoning Textile Research Institute, Liaoning University and Shenyang Agricultural University, to draw on the expertise of their professors in the areas of silkworm breeding, silk fabrics, healthy supplements and biotechnology. Management believes this expertise will allow Yixing Silk to develop several new products related to the silkworm’s valuable properties which can be used in several different industries, such as the pharmaceutical industry, health food supplements industry, agriculture and aquaculture industries, and skin care industry.

Liquidity and Capital Resources

During the years ended December 31, 2017 and 2016, Yixing Silk has relied upon revenues and short term loans and advances from related parties to fund operations. Management anticipates it will rely upon those sources to fund operations for the next twelve months. At December 31, 2017 the company had cash of $64,955 and working capital of $1,298,014 compared to cash of $225,539 and working capital of $1,337,897 at December 31, 2016. Yixing Silk does not have any material commitments for capital expenditures as of December 31, 2017.

Yixing Silk has limited cash flow from operations and its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its manufacturing processes. The company’s ability to meet its cash requirements for the next twelve months largely depends on the continued renewal of its short-term bank loans and the related-party loans from its major shareholder and CEO, Mr. Li. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Yixing Silk intends to obtain capital from revenues, short term loans or related parties to fund its operations; however, there is no assurance that these sources can supply the needed funding. The company is in the process of obtaining informal assurance from a current lender that its short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. Also, management continues to negotiate better costs and terms with key vendors to lower cost of sales. Its management will continue to scrutinize expenses related to operating activities and order fulfillment to determine appropriate actions to take to reduce these costs to maintain profitability in the short term.

Management anticipates that any future additional capital needed for cash shortfalls may be provided by debt financing and/or secondary financing from its parent companies. The secondary financing may alleviate the company’s reliance on related-party advances and assist with its continued growth in the silk market.

Commitments and Obligations

At December 31, 2017 Yixing Silk recorded short term loans, representing two-year bank notes, totaling $2,224,853 with accrued interest of $184,024. At December 31, 2016 it recorded short term loans, representing two-year bank notes, totaling $2,088,347 and recorded accrued interest on the short term loans at the 2016 yearend of $0.

In February 2012 Yixing Silk committed to an operating lease for showroom space to commence February 1, 2012. The lease expired in January 2017, but was re-negotiated for an additional year to expire January 10, 2018. Annual rent of $31,073 was paid for the lease period ending January 10, 2018.

Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its shareholders, it must first satisfy all tax liability, provision for losses in previous years and make allocation to the statutory reserves. Yixing Silk is required to transfer 10% of its net income to a statutory surplus reserve fund until such reserve balance reaches 50% of its registered capital. However, an amendment was made effective in 2016 that the requirement was optional. For the years ended December 31, 2017 and 2016 the company allocated contributions of $0 and $0, respectively, to the statutory reserves.

Concentration of Credit Risk

Financial instruments that potentially subject Yixing Silk to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of December 31, 2017, with respect to trade receivables and advances to suppliers, the company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the company. The company generally is required to make advances to suppliers.

Results of Operations

The following chart summarizes the consolidated financial statements of Wings & Things for the years ended December 31, 2017 and 2016. The chart is a summary of Wings & Things’ consolidated financial statements for those years and should be read in conjunction with the financial statements, and notes thereto.

	Year ended December 31
SUMMARY OF OPERATING RESULTS	2016	2017
Revenues	$12,423,955	$12,698,240
Cost of sales	11,313,927	10,736,519
Gross profit	1,110,028	1,961,721
Total operating expenses	795,348	1,549,036
Total other expense	(104,800)	(240,980)
Income tax provision	(52,474)	(42,897)
Net income	157,406	128,808
Comprehensive income (loss)	$23,730	$262,112

The company recorded revenues of $12,698,240 for 2017 compared to revenues of $12,423,955 for 2016. Revenue sales are recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, and the delivery is completed. Products sold in the PRC are subject to a Chinese valued-added tax at a rate of 3% to 17% of the gross sales price.

Cost of sales increased to $10,736,519 for 2017 compared to $11,313,927 for 2016. The decrease in cost of sales was primarily due to the higher purity of raw materials in 2017.

Total operating expense increased significantly to $1,549,036 for 2017 compared to $795,348 for 2016 primarily due to the increased research and development costs and selling expense. General and administrative expense increased to $555,313 in 2017 compared to $394,515 due to the increase in professional fees. Research and development increased to $650,053 for 2017 compared to $232,204 for 2016 primarily due to the improvements on the new products and ongoing new projects. Selling expense increased to $343,670 for 2017 compared to $168,644 for 2016 due to the increase in sales commission.

Total other expense increased to $240,980 for 2017 compared to $104,800 for 2016 as a result of no grant income received in 2017.

The company’s net income decreased to $128,808 for 2017 compared to $157,406 for 2016 and after foreign currency adjustment, it recorded a comprehensive income of $262,112 for 2017 compared to comprehensive income of $23,730 for 2016.

Off-Balance Sheet Arrangements

Yixing Silk and Northern Mountain have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Significant Accounting Policies

Yixing Silk has prepared its financial statements in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Please see “Note 2 - Significant Accounting Policies” in the financial statements included as Exhibit 99.2 for details regarding these accounting policies.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since Wings qualifies as an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 10 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINGS & THINGS, INC.

Financial Statements

December 31, 2017 and 2016

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Wings & Things, Inc.

We have audited the accompanying consolidated balance sheet of Wings & Things, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for year ended December 31, 2017. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wings & Things, Inc. and its subsidiaries as of December 31, 2017, and the results of its operations and its cash flows for year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $983,510 as of December 31, 2017. The Company had negative cashflows from its operations, amounting $415,511 for the year ended December 31, 2017. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KSP Group, Inc.

KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

April 17, 2018

Wings & Things, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,955	$225,539
Accounts receivable, net	491,186	359,348
Inventory, net	7,342,039	4,401,067
Prepayments and other current assets	210,092	796,298

Total Current Assets	8,108,272	5,782,252

PROPERTY AND EQUIPMENT, NET	487,891	511,269

OTHER ASSETS
Deposits	3,836	2,160
Land use rights, net	109,975	105,936

TOTAL ASSETS	$8,709,974	$6,401,617

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,726	$19,230
Accounts payable and accrued expenses – related party	53,944	—
Customer prepayments	1,152,537	150,297
Taxes payable	1,611,416	1,224,253
Other payables	200	—
Advance from related party	1,281,182	962,228
Notes payable – related party	150,900	—
Notes payable	84,500	—
Short term loans	2,224,853	2,088,347

Total Current Liabilities	6,810,258	4,444,355

STOCKHOLDERS' EQUITY
Common stock: $.001 par value; 20,000,000 shares authorized; 18,000,000 and 15,000,000 shares issued and outstanding, respectively	18,000	15,000
Additional paid-in capital	2,761,908	3,084,566
PRC statutory reserve	82,484	82,484
Other accumulated comprehensive income	20,834	(112,470)
Accumulated deficit	(983,510)	(1,112,318)

Total Stockholders' Equity	1,899,716	1,957,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,709,974	$6,401,617

See accompanying notes to financial statements

Wings & Things, Inc.
Consolidated Statements of Operations and Comprehensive Income

	For The Year Ended
	December 31,
	2017	2016

REVENUES	$12,698,240	$12,423,955

COST OF SALES	10,736,519	11,313,927

GROSS PROFIT	1,961,721	1,110,028

OPERATING EXPENSES
General & administrative	555,313	394,515
Research & development	650,053	232,204
Selling expense	343,670	168,629

TOTAL OPERATING EXPENSES	1,549,036	795,348

INCOME FROM OPERATIONS	412,685	314,680

OTHER INCOME (EXPENSE)
Interest income	142	327
Grant income	—	136,830
Interest expense	(241,122)	(241,957)

TOTAL OTHER EXPENSE	(240,980)	(104,800)

INCOME BEFORE INCOME TAXES	171,705	209,880

PROVISION FOR INCOME TAXES	(42,897)	(52,474)

NET INCOME	$128,808	$157,406

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	133,304	(133,676)

COMPREHENSIVE INCOME/(LOSS)	$262,112	$23,730

Basic and diluted net income per share	$0.01	$0.01

Weighted average shares outstanding	15,830,137	15,000,000

See accompanying notes to financial statements

Wings & Things, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2017 and 2016

					Other
			Additional		Accumulated	PRC
	Common Stock		Paid-in	Retained	Comprehensive	Statutory
	Shares	Amount	Capital	Earnings	Income	Reserve	Total

Balance at January 1, 2016	15,000,000	$15,000	$3,095,011	$(1,253,982)	$21,206	$66,742	$1,943,977

Contribution by shareholder							—

Reclassification of statutory reserve				(15,742)		15,742	—

Foreign currency translation					(133,676)		(133,676)

Reorganization Adjustment			(10,445)

Net income for the year ended December 31, 2016				157,406			157,406

Balance at December 31, 2016	15,000,000	$15,000	$3,084,566	$(1,112,318)	$(112,470)	$82,484	$1,957,262

Reclassification of statutory reserve							—

Foreign currency translation					133,304		133,304

Net income/(loss) for the year ended December 31, 2017				128,808			128,808

Reorganization Adjustment	3,000,000	3,000	(322,658)				(319,658)

Balance at December 31, 2017	18,000,000	$18,000	$2,761,908	$(983,510)	$20,834	$82,484	$1,899,716

See accompanying notes to financial statements

Wings & Things, Inc.
Statements of Cash Flows
	For The Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$128,808	$157,406
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense
Depreciation and amortization expense	57,554	58,700
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables	(104,484)	145,586
(Increase) decrease in prepayments and other receivables	615,655	(137,990)
(Increase) decrease in inventories	(2,558,657)	(788,593)
Increase (decrease) in taxes payable	296,183	372,746
Increase (decrease) in customer prepayments	957,019	157,176
Increase (decrease) in accounts payable and accrued expenses	192,411	(168,690)

Net Cash Used in Operating Activities	(415,511)	(203,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	563	555
Deposits	(1,480)	—
Purchases of property and equipment		(12,802)

Net Cash Used in Investing Activities	(917)	(12,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(654,007)	(69,283)
Proceeds from short term advance	200	—
Proceeds from related parties	901,183	402,807

Net Cash Provided by Financing Activities	247,376	333,524

Effect of exchange rate changes on cash	8,468	(13,015)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(160,584)	104,603

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	225,539	120,936

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,955	$225,539

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$59,194	$241,957
Cash paid for income taxes	$100	$143
Converted related party accounts payable into loans	$12,000	$8,400

See accompanying notes to financial statements

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS & REORGANIZTION

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

Northern Mountain is a holding company and does not have significant business operations, other than holding of equity interests in its subsidiaries and a variable interest entities (VIE). It has an operating variable interest entity Liaoning Yixing Silk Company Limited.

Liaoning Yixing Silk Company Limited (“Yixing Silk”), was established on November 25, 2010 in Xifeng City, Liaoning Province, in the Peoples Republic of China as a limited liability company. Effective on that same day, Yixing Silk acquired all the assets and operations of Xifeng County Yixing Silk Factory (“Xifeng”). Yixing Silk registered capital is RMB20 million, approximately $3.1 million U.S.

Yixing Silk is engaged in the manufacturing and retail sale of raw wild silk and silk related products, such as bedding, comforters, clothing, and silk thread products. Yixing Silk also manufactures raw silk batting that is sold to other manufacturers for inclusion in their varied products. Yixing Silk’s manufacturing facilities and showroom are located in Xifeng city, in the Liaoning Province of northern Peoples Republic of China. Yixing Silk also has retail locations in Shenyang city, Liaoning Province, and in the Nantong textiles district, in Nantong city, Jiangsu Province, China, a popular hub for textiles commerce in the Shanghai area of China.

On a consolidated basis, Northern Mountain’s operating activities are significant compared to those of Wings & Things, therefore pursuant to SEC reporting regulations, the acquisition is treated as a reverse acquisition with Northern Mountain becoming the accounting acquirer. Although the legal acquirer in the acquisition is Wings & Things, in a reverse acquisition the accounting acquirer’s financial historical information is presented in the financial statements as though they are the parent company’s history, but in actuality all historical financial information is that of the accounting acquirer. In these financial statements, all historical financial information is that of Northern Mountain which consists primarily of the operating activities of its only operating entity, Yixing Silk.

In addition to the historical presentation changes in a reverse acquisition, there is also a reorganization of the parent company’s equity section, as such, the historical retained earnings of Wings & Things prior to the acquisition on September 21, 2017 has been reclassified to paid in capital and the retained earnings have been replaced by those of Northern Mountain.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

 B) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

C) CONCENTRATIONS OF RISKS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of December 31, 2017 and 2016, with respect to trade receivables and advances to suppliers, the Company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the Company. The Company generally is required to make advances to suppliers.

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments of China and by the general state of the Chinese economy. The Company’s operations in the foreign country are subject to specific considerations and significant risks not typically associated with companies in economically developed nations. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Also, due to the current economic conditions in China and challenges being faced by the Chinese economy, the Company may face a risk of reduction in future revenue growth and non- collection of receivables from the customers in China.

D) FOREIGN CURENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the U.S. dollar. The Company uses the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Translation adjustments included in accumulated other comprehensive income amounted to $20,834 and other comprehensive loss $112,470 as of December 31, 2017 and 2016, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in China. Deposits held with these banks are not covered by a government insurance system, therefore all deposits are at risk. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.

F) ACCOUNTS RECEIVABLE

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. An allowance for bad debt was established for the year ended December 31, 2014 in the amount of $30,071, (RMB 185,420). No additional allowance was reserved for the year ended December 31, 2017. The allowance for doubtful accounts balances at December 31, 2017 and 2016 were $28,451 and $26,705, respectively.

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgement is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgements about the credit worthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial positions of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. For those amounts identified as doubtful after assessment, the Company makes specific provision for these doubtful amounts. Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from 30 to 90 days in the normal course of business. The Company does not accrue interest on trade receivables.

G) INVENTORIES

Inventories are stated at the lower of cost or market, computed on a weighted average cost basis. If required, the Company provides inventory allowances based on excess and obsolete inventories. During the years ended December 31, 2017 and 2016, the Company wrote off inventory amounts of $0 and $0, due to the recorded cost being higher than market value.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

H) PROPERTY AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment, 15 to 20 years for buildings and improvements. Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset. Routine repairs and maintenance are expensed when incurred.

I) INCOME TAXES

The Company applies ASC 740 which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

ASC 740 requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

J) REVENUE RECOGNITION

Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition are recorded are treated as an advance from customers. Revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 3% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

K) BUSINESS COMBINATIONS

The Company accounts for its business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill.

With the acquisition of Xifeng County Yixing Silk Factory (Xifeng), the Company acquired seven (7) intellectual patents registered with the State Intellectual Property Office of the People's Republic of China. These include 3 design patents, 3 invention patents, and 1 utility model patent. There was no book value for these intellectual patents.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

L) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC 820, “Fair Value Measurements” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of short term loans approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2017 and 2016.

M) RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Update (“ASU”) through ASU no. 2018-04 contains technical corrections to existing guidance or effects guidance to specialized industries. These recent updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

N) IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2017 and 2016, no impairment of long lived assets was deemed necessary by management.

O) LAND USE RIGHTS

The Company has capitalized the cost of using the land on which their offices and facilities reside. In the Peoples Republic of China, the entities are not allowed to purchase and own the land, but must receive permission from the government and pay the requested fees for the land use right. These fees have been capitalized under “Land Use Rights”. The terms of the agreement are for 50 years, and the costs are being amortized over this period with an annual amortization of approximately $3,000.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

P) EARNINGS PER SHARE

The Computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	2017	2016
Net Income (numerator)	$128,808	$157,406
Weighted Average Number of Shares Outstanding (denominator)	15,830,137	15,000,000
Total Inventories (net)	$0.01	$0.01

For the years ended December 31, 2017 and 2016, the Company had no potentially dilutive common stock equivalents issued.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $983,510 and $1,112,318 as of December 31, 2017 and December 31, 2016, respectively. There was net cash used in operating activities of $415,511 and $203,659 for the year ended December 31, 2017 and 2016, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its manufacturing processes. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the related-party loans from our major shareholder and the continued renewal of our short-term bank loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. The Company also may rely on sales of its common stock to raise additional funds. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INVENTORIES

Inventories consist of the following at December 31, 2017 and 2016:

	2017	2016
Raw materials	$3,507,718	$1,985,967
Finished goods	3,834,321	2,415,100
Cost to market adjustment	—	—
Total Inventories (net)	$7,342,039	$4,401,067

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 5 – PREPAYMENTS AND OTHER CURRENT ASSETS

As of the December 31, 2017 and 2016, the prepayments and other current assets were $210,092 and $796,298, respectively. They consist of primarily prepayments to vendors for the raw materials.

NOTE 6 – PROPERTY AND EQUIPMENT AND LAND USE RIGHTS, NET

Depreciation expense was $54,772 and $55,863 during the years ended December 31, 2017 and 2016, respectively. The majority of the depreciation expense was included as a component of cost of goods sold for the years ended December 31, 2017 and 2016.

Property and equipment consist of the following:

	2017	2016
Manufacturing equipment	$1,286,546	$1,207,610
Buildings and improvements	878,400	824,505
TOTAL	2,164,946	2,032,115
Accumulated depreciation	(1,677,055)	(1,520,846)
Property and equipment, net	$487,891	$511,269

Amortization expenses of land use rights for the years ended December 31, 2017 and 2016 are $2,782 and $2,837, respectively. Land use rights consist of the following:

	2017	2016
Land use rights	$144,539	$135,670
Accumulated amortization	(34,564)	(29,734)
Total land use rights	$109,975	$105,936

Estimated amortization expenses of land use rights for the next five annual periods ended December 31, are as follows:

Year Ended	Expense
December 31, 2018	$2,782
December 31, 2019	$2,782
December 31, 2020	$2,782
December 31, 2021	$2,782
December 31, 2022	$2,782

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 7 – SHORT TERM LOANS

Short term loans consist of the following:

	December 31,
	2017	2016

A 2-year term Bank Note from a Chinese Bank in the amount of 4.5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently in default	$690,472	$648,107

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently in default.	767,191	720,120

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently in default.	767,191	720,120
Total	$2,224,853	$2,088,347

For the years ended December 31, 2017 and 2016, interest expenses amounted to $241,122 and $241,957, respectively.

At December 31, 2017 and 2016, accrued interest on the outstanding short term loans was $184,024 and $0, respectively.

Apart from the collateral of Company’s fixed assets, there were no other loan covenants required by the loans disclosed above.

NOTE 8 – NOTES PAYABLE

The accompanying financial statements include the notes payable and related party notes payable assumed in the reverse acquisition. Notes payable unrelated parties as of December 31, 2017 were $84,500, due on demand, and bear interest at 8%. Accrued interest at December 31, 2017 was $35,345. Notes payable-related party at December 31, 2017 were $150,900. Accrued interest at December 31, 2017 was $53,944. The notes bear interest at 8% and are due on demand.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 9 – TAXES PAYABLE

Taxes payable consisted of the following:

	2017	2016
VAT provision	$1,389,907	$1,055,129
Income tax payable	221,509	166,261
Other levies	—	2,863
Total	$1,611,416	$1,224,253

NOTE 10 - INCOME TAXES

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	2017	2016
Deferred tax assets:
NOL carryover	$225,300	$257,400
Valuation allowance	(225,300)	(257,400)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the PRC federal income tax rates of 25% to pretax income from continuing operations for the years ended December 31, 2017 and 2016.

The components of income tax expense are as follows:

	2017	2016
Tax at statutory rate	$42,897	$52,474
US GAAP adjustments	—	—
Valuation allowance	—	—
Income tax expense	$42,897	$52,474

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses have been presented in these U.S. GAAP financial statements, but because of the acquisition in 2010, the Company will not be able to use the loss carry-forward, therefore, an evaluation allowance has been made to the extent of any tax benefit that net operating losses could have generated.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2017, 2016 and 2015.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. It has no impact on the Company’s tax position and financials.

NOTE 11 – STOCKHOLDERS’ EQUITY

Wings & Things, Inc. (The Company), was incorporated March 11, 1986, and had issued 18,000,000 shares to its shareholders as of September 21, 2017, the date on which the Company’s major shareholder agreed in a private transaction to transfer a majority of its common shares to Northern Mountain Silk, Inc.(“Northern”). This private transaction allowed Northern to become a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company’s major shareholder transferred 14,100,000 shares of common stock to Northern’s shareholders. The acquisition of Northern and its subsidiaries has been recorded as a reverse acquisition, with Northern being the accounting acquirer, therefore, all equity transactions have been retroactively restated to reflect the shares issued to the Northern shareholders in the acquisition, as though a forward stock split has occurred. A re-organization adjustment was made to clear the retained earnings of Wings, as the reverse acquisition presentation is to show only the operating history of the accounting acquirer. This adjustment moves the prior year retained earnings of Wings, to paid in capital. An adjustment is also made to paid in capital to reflect the treatment of the share changes and the resulting par values.

In a reverse acquisition, all historical financial information is that of the accounting acquirer, though stated as the “Company”, therefore, all historical equity transactions in the Statement of Stockholders’ Equity are those of Northern and its subsidiaries.

On December 5, 2016, Northern executed an agreement with the shareholders of Liaoning Yixing Silk Company Limited (“Yixing”), wherein the shareholders through various agreements assigned all management rights and privileges to Northern, thus becoming a Variable Interest Entity of Northern. This transaction allowed Northern to consolidate with Yixing, and due to the material nature of Yixing, this transaction was also treated as a reverse acquisition. Therefore, all equity transactions have been restated to be those of the accounting acquirer Yixing, and all share presentation has been shown as though a stock split has occurred retroactively back to inception. In the reverse acquisition with Northern, all previous retained earnings of Northern were reorganized, or removed to paid in capital, to properly reflect only the operating history of Yixing prior to the acquisition.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Yixing’s functional currency is the Chinese RMB, and the reporting currency of the Company is the U.S. Dollar, therefore Yixing’s financial information is adjusted to the reporting U.S. currency and all foreign currency adjustments are recorded in Other Accumulated Comprehensive Income.

NOTE 12 – STATUTORY RESERVES

The laws and regulations of the People’s Republic of China require that before a enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provision for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve funds and the enterprise fund and these statutory reserves represent restricted retained earnings.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. However, the statutory reserves were amended and became optional by the enterprise effective in 2016. For the years ended December 31, 2017 and 2016, the Company contributed contributions of $0 and $0 to these reserves, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In February 2012, the Company committed to an operating lease for showroom space to commence February 1, 2012. The lease expires in January 2017, but was re-negotiated for an additional year to expire January 10, 2018. Rent is paid annually at the commencement of the lease agreement. The annual lease obligation was $31,073 and $28,617 for the year ended 2017 and 2016, respectively.

In September 2012, the Company committed to an operating lease for warehouse space to commence September 10, 2012. The lease agreement subsequently expired and there is no written agreement in effect at this time, but only a verbal agreement. Lease payments are due annually upon commencement of the lease term. Annual rental fee for this lease is $1,006.

Rent expense for the year ended December 31, 2017 and 2016 was $32,079 and $29,641, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

The president of the subsidiary and his family members have advanced various funds to the Company since its inception, and/or paid for various business properties or expenses from his personal finances. As of December 31, 2017 and 2016, the outstanding advances from related parties were $836,211 and $962,228, respectively. Advances from related parties in 2017 and 2016 were $368,508 and $402,807, respectively. Payments back to related parties during 2017 and 2016 were $532,675 and $69,283, respectively.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

The Company also received a total advance of $532,675 during 2017 from a shareholder. The repayment of the advance is due on demand. The interest rate and term is under negotiation. Payments back to this related party during 2017 was $103,576.

NOTE 15 - CONCENTRATION OF SUPPLIERS AND CUSTOMERS

During the year ended December 31, 2017 and 2016, the Company had one major supplier, through which the Company purchased 97% and 80% of its inventory, respectively. Although the Company believes comparable products could be purchased from other vendors, the loss of this vendor could have a temporary severe impact on the Company’s operations.

During 2017 Yixing Silk had five major customers. It sold 25% of its products to Zhejang Moncano Home Textile, 13% to XiouSwan Li, 11% to LuoLai Home Texture, 11% to FongWei Li and another 11% to Nan Li. During 2016 Yixing Silk had three major customers. It sold 22% of its products to FongWei Li, 19% to LuoLai Home Texture, and another 19% to XiouSwan Li.

NOTE 16 – MATERIAL AGREEMENTS

On December 5, 2016, the Company and its shareholder executed several agreements with Spirited Trading Xifeng, Ltd., (Xifeng) a PRC Company, wherein the Company and its shareholder assigned various rights, authorities and management powers to Xifeng and thus became a Variable Interest Entity (VIE) of Xifeng. As of December 5, 2016, the Company as a VIE would be required to consolidate its financial information with Xifeng, however these financial statements are un-consolidated, stand-alone financial statements of the Company. The VIE Agreements are as follows:

Exclusive Business Cooperation Agreements

Pursuant to the terms of certain Exclusive Business Cooperation Agreements dated December 5, 2016, between the Company and Xifeng (the “Exclusive Business Cooperation Agreements”), the VIE Company agreed to entrust the operations and management of its business to Xifeng. According to the Exclusive Business Cooperation Agreements, Xifeng possesses the full and exclusive right to manage the VIE Company’s operations, assets and personnel, has the right to control all of the VIE Company' cash flows through an entrusted bank account, is entitled to the VIE Company’s net profits as a management fee, is obligated to pay all of the VIE Company’s payables and loan payments, and bears all losses of the VIE Company. The Exclusive Business Cooperation Agreements also states that Xifeng is the exclusive technology provider to the VIE Company. The Exclusive Business Cooperation Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) Xifeng gives a written notice of termination of the Agreements, or (iii) the expiration date of December 4, 2026.

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated December 5, 2016, among Xifeng and the shareholders of the VIE Company (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the VIE Company irrevocably appointed Xifeng as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the VIE Company, including the appointment and election of directors of the VIE Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Xifeng requests a cancellation of the agreement.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated December 5, 2016, among Xifeng, the VIE Company, and the shareholders of the VIE Company (the “Exclusive Option Agreements”), the shareholders of the VIE Company granted Xifeng an irrevocable and exclusive purchase option (the “Option”) to acquire the VIE Company’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Xifeng’s discretion so long as such exercise and subsequent acquisition of the VIE Company does not violate PRC law. The consideration for the exercise of the Option is to be the lowest price allowed by PRC law. Xifeng may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the VIE Company so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 day written notice by Xifeng.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated December 5, 2016, among Xifeng, the VIE Company, and the shareholders of the VIE Company (the “Pledge Agreements”), the shareholders of the VIE Company pledged all of their equity interests in the VIE Company to Xifeng, to guarantee all of Xifeng's rights and benefits under the Exclusive Business Cooperation Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Xifeng's prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties or by 30 day written notice by Xifeng.

NOTE 17 – PRO FORMA

The following Pro-forma Consolidated Balance Sheet and Statements of Operations for the year ended December 31, 2016, include the activity of Northern Mountain Silk, Inc. and Wings & Things, Inc. as if the two entities were consolidated at the beginning of the calendar year 2016.

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Unaudited Pro Forma Condensed Combined Balance Sheet
As of December 31, 2016

	Wing & Things, Inc.	Northern Mountain Silk, Inc.	Pro Forma
		(Acquiree)	Combined
Cash and cash equivalents	$433	$225,539	$225,972
Accounts receivable, net	—	359,348	359,348
Other current assets	—	5,197,365	5,197,365
Total current assets	433	5,782,252	5,782,685
Property and equipment, net	—	511,269	511,269
Intangible assets, net	—	105,936	105,936
Other assets	—	2,160	2,160
Total assets	$433	$6,401,617	$6,402,050

Accounts payable	$—	$4,207	$4,207
Payables-related parties	187,182	962,228	1,149,410
Accrued liabilities	28,725	15,023	43,748
Current liabilities	80,000	3,462,897	3,542,897
Total current liabilities	295,907	4,444,355	4,740,262
Total liabilities	295,907	4,444,355	4,740,262
Total shareholders' equity	(295,474)	1,957,262	1,661,788
Total liabilities and shareholders' equity	$433	$6,401,617	$6,402,050

Wings & Things, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

Unaudited Pro Forma Condensed Combined Statements of Operations
Twelve Months Ended December 31, 2016

	Wing & Things, Inc.	Northern Mountain Silk, Inc.	Pro Forma
		(Acquiree)	Combined
Revenue	$—	$12,423,955	$12,423,955
Costs of revenue	—	11,313,927	11,313,927
Operating expenses	14,392	795,348	809,740
Operating income (loss)	(14,392)	314,680	300,288
Other (expenses)	(16,411)	(104,800)	(121,211)
Income (Loss) before income taxes	(30,803)	209,880	179,077
Income tax provision	—	(52,474)	(52,474)
Net income	$(30,803)	$157,406	$126,603
Other comprehensive (loss)		$(133,676)	(133,676)
Comprehensive Income(loss)	$(30,803)	$23,730	(7,073)

Basic and diluted earnings per share	$(0.00)		$(0.00)
Weighted-average shares	18,000,000		18,000,000

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2017, Wings & Things, Inc. dismissed Pritchett Siler & Hardy, P.C., as our independent registered public accounting firm. On September 25, 2017, the Company engaged KSP Group, Inc., Certified Public Accountants, as our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our Principal Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses

Management’s Annual Report on Internal Control over Financial Reporting

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions of Wings’ executive officers and directors after the above described management changes. We currently have two directors serving for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director Term
Greg L. Popp	48	President
TsuiMei Wang	41	Secretary/Treasurer Chief Financial Officer
ChunFu Li	57	Chairman of the Board	From September 2017 until our next annual meeting.
Enzhong Liu	46	Director	From July 2017 until our next annual meeting.

Greg L. Popp: Mr. Popp has served as President of Wings since March 2009. Mr. Popp had served as a director since March 2009, but resigned on September 25, 2017. From April 2005 to the present Mr. Popp has been a managing member of Marine Life Sciences, LLC, a Nevada company that wholesales and retails neutraceutical products to companies. In addition, during the past five years he has also served as Director and President of Investrio, Inc., a Utah corporation which has developed a software trading platform and educational products for consumers. Neither Marine Life Sciences nor Investrio, Inc. is an affiliate or subsidiary of Wings & Things. His professional qualifications include a MBA and extensive experience with small company operations along with experience as a director and officer of other public reporting shell companies. He currently serves as a director of LZG International, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.

TsuiMei Wang: Ms. Wang was appointed as Secretary, Treasurer and Chief Financial Officer on September 22, 2017. Since January 2011, Ms. Wang has operated her own CPA firm, Wang & Associates, and provided various public accounting services for clients in the U.S., Taiwan and China. She has over 10 years of experience in Securities Exchange Commission reporting and is very familiar with public company accounting procedures. Early in her career, she received certifications as an internal auditor and a Certified Public Account from the state of Utah. She has worked for two Utah CPA firms and refined her skills as a public reporting company auditor. She received a bachelor’s degree in accounting from Chung Yuan Christina University in Taiwan in 1998 and an MBA from the University of Texas at San Antonio in 2003. She is a citizen of the United States of America.

ChunFu Li: On September 25, 2017, Mr. ChunFu Li was designated to fill the director vacancy on the Wings’ board of directors and was appointed as Chairman of the Board. Mr. Li also serves as a Director, President and CEO of our wholly-owned subsidiary, Northern Mountain. He organized Liaoning Yixing Silk Company Limited in 2010 and is responsible for the overall strategic planning, management and development of Yixing Silk. Mr. Li has worked in the wild silk industry for more than 30 years. He started Xifeng County Yixing Silk Factory in 2002 and operated that company until he organized Yixing Silk in 2010. In addition, Mr. Li was awarded a membership into the China People’s Political Consultative Conference (“CPPCC”) by the Teiling City government. He is a citizen of the PRC. We believe Mr. Li’s knowledge of Northern Mountain and Yixing Silk’s operations will be critical for the continued operations of Wings.

Enzhong Liu: Mr. Liu was appointed as a Director of Wings on July 31, 2017. He is currently employed as the Corporate Controller at Genesis Technology USA, Inc., a manufacturer and distributor of electronic components located in Atlanta, Georgia. He has been employed at Genesis Technology USA, Inc. since January 2011 and his primary duties include global merger and acquisition activities, financial reporting and analysis and devising operational and financial process improvements. Mr. Liu is also a Certified Public Accountant. Mr. Liu’s financial experience may prove helpful in the integration of Northern Mountain’s operations with Wings’ operations.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe Mr. ChunFu Li failed to file a Form 3 during the year ended December 31, 2017.

Code of Ethics

Wings has not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Popp, did not receive compensation from the Company during the year ended December 31, 2017. None of our named executive officers received any cash or non-cash compensation from Wings during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Certain Beneficial Owners

The following tables set forth the beneficial ownership of Wings’ outstanding common stock by management and each person or group known to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 28, 2018.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Shuang Sun 6-2 No. 35, South Shun Cheng Rd. Shenhe Dist., Shenyang City Liaoning Province, China	1,800,000	10.0
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.6

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Greg L. Popp	257,000	1.4
TsuiMei Wang	0	0
ChunFu Li	11,220,000	62.3
Enzhong Liu	0	0
Directors and officers as a group	11,477,000	63.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we have either engaged in during the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

As a result of Wings acquisition of Northern Mountain’s common stock, directors and officers of Northern Mountain were appointed to serve on Wings’ board of directors and as executive officers in September 2017.

Mr. ChunFu Li is Chairman of the Board of Wings & Things, Inc., he is a majority shareholder of Northern Mountain and is also the President, CEO and sole shareholder of Yixing Silk. Mr. Li and his family members have advanced various funds to Yixing Silk since its inception, and/or paid for various business properties or expenses from his personal finances. As of December 31, 2017 and 2016, the outstanding advances due Mr. Li and his family were $836,211 and $962,228, respectively. During 2017 and 2016 Mr. Li advanced $368,508 and $402,807, respectively, to Yixing Silk and payments back to Mr. Li during 2017 and 2016 were $532,675 and $69,283, respectively.

The Company also received a total advance of $532,675 during 2017 from Shuang Sun, a shareholder. The repayment of the advance is due on demand. The interest rate and term is under negotiation. Payments by the Company to Shuang Sun during 2017 were $103,576.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firms, KSP Group, Inc. and Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services.

	KSP Group, Inc.	Pritchett Siler & Hardy, P.C.
	2017	2017	2016
Audit fees	$85,000	$4,975	$5,400
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Wings & Things, Inc. are included in this report under Item 8 on pages 13 through 33.

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

WINGS & THINGS, INC.

By: /s/ Greg L. Popp	Date: April 17, 2018
Greg L. Popp, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Greg L. Popp	Date: April 17, 2018
Greg L. Popp
President

By: /s/TsuiMei Wang	Date: April 17, 2018
TsuiMei Wang
Secretary/Treasurer
Chief Financial Officer

By: /s/ChunFu Li	Date: April 17, 2018
ChunFu Li
Chairman of the Board

By: /s/Enzhong Liu	Date: April 17, 2018
Enzhong Liu
Director

