Form 10-Q
period 2018-03-31
WINGS & THINGS INC
filed 2018-05-15
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 15, 2018 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to Wings & Things, Inc. consolidated statements of operations for the three-month period ended March 31, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Wings & Things, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$475,115	$64,955
Accounts receivable, net	395,178	491,186
Inventory, net	6,233,418	7,342,039
Prepayments and other current assets	674,274	210,092
Total Current Assets	7,777,985	8,108,272

PROPERTY AND EQUIPMENT, NET	492,782	487,891

OTHER ASSETS
Land use rights, net	113,314	109,975
Deposits	3,978	3,836
TOTAL ASSETS	$8,388,059	$8,709,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$324,713	$250,726
Accounts payable and accrued expenses – related party	56,962	53,944
Customer prepayments	554,056	1,152,537
Taxes payable	1,754,146	1,611,416
Other payables	200	200
Advance from related parties	1,216,029	1,281,182
Notes payable – related party	150,900	150,900
Notes payable	84,500	84,500
Short term loans	2,307,664	2,224,853
Total Current Liabilities	6,449,170	6,810,258

TOTAL LIABILITIES	6,449,170	6,810,258

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,761,908	2,761,908
PRC statutory reserve	82,484	82,484
Other accumulated comprehensive income	103,422	20,834
Accumulated deficit	(1,026,925)	(983,510)
Total Stockholders' Equity	1,938,889	1,899,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,388,059	$8,709,974

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three-month periods Ended March 31,
	2018	2017

REVENUES	$3,488,187	$1,868,404
COST OF SALES	3,287,461	1,557,416
GROSS PROFIT	200,726	310,988

OPERATING EXPENSES
General & administrative	103,393	100,734
Research & development	42,200	—
Selling expense	30,828	11,388

TOTAL OPERATING EXPENSES	176,421	112,122

INCOME (LOSS) FROM OPERATIONS	24,305	198,866

OTHER INCOME (EXPENSE)
Interest income	33	37
Subsidy income
Interest expense	(67,753)	(58,036)

TOTAL OTHER EXPENSE	(67,720)	(57,999)

INCOME (LOSS) BEFORE INCOME TAXES	(43,415)	140,867

PROVISION FOR INCOME TAXES	—	(100)

NET INCOME (LOSS)	$(43,415)	$140,767

OTHER COMPREHENSIVE INCOME (LOSS)	82,588	15,505

COMPREHENSIVE INCOME/(LOSS)	$39,173	$156,272

Basic and diluted net loss per share	$(0.00)	$0.01
Weighted average shares outstanding	18,000,000	15,000,000

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Three-month periods
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(43,415)	$140,767
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	15,448	14,118
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables	113,247	16,154
(Increase) decrease in prepayments and other receivables	(452,202)	(583,029)
(Increase) decrease in inventories	1,369,304	(233,035)
Increase (decrease) in taxes payable	81,998	14,019
Increase (decrease) in prepayments from customers	(635,534)	80,411
Increase (decrease) in accounts payable and accrued expenses	68,402	1,746

Net Cash Provided by (Used in) Operating Activities	517,248	(548,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,553)	—
Net Cash Provided by (Used in) Investing Activities	(1,553)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(111,663)	(262,031)
Cash received from advances	—	377,641
Proceeds from related parties	—	225,811

Net Cash Provided by Financing Activities	(111,663)	341,421

Effect of exchange rate changes on cash	6,128	1,789

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	410,160	(205,639)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,955	225,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$475,115	$19,900

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$58,036
Cash paid for income taxes	$—	$100

See accompanying notes to financial statement

Wings & Things, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1 – Condensed Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed consolidated or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

Northern Mountain is a holding company and does not have significant business operations, other than holding of equity interests in its subsidiaries and a variable interest entity (VIE). It has an operating variable interest entity Liaoning Yixing Silk Company Limited (“Yixing Silk”), which operates in the natural raw silk industry in the Peoples Republic of China. On a consolidated basis, Northern Mountain’s operating activities are significant compared to those of Wings & Things, therefore, pursuant to SEC reporting regulations, the acquisition is treated as a reverse acquisition with Northern Mountain becoming the accounting acquirer. Although the legal acquirer in the acquisition is Wings & Things, in a reverse acquisition the accounting acquirer’s financial historical information is presented in the financial statements as though they are the parent company’s history, but in actuality all historical financial information is that of accounting acquirer. In these financial statements, all historical financial information is that of Northern Mountain which consists primarily of the operating activities of its only operating entity, Yixing Silk.

In addition to the historical presentation changes in a reverse acquisition, there is also a reorganization of the parent company’s equity section, as such, the historical retained earnings of Wings & Things prior to the acquisition on September 21, 2017 has been reclassified to paid in capital and the retained earnings have been replaced by those of Northern Mountain.

NOTE 3 - Inventories

Inventories consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$2,451,036	$3,507,718
Finished goods	3,782,382	3,834,321
Cost to market adjustment	—	—
Total Inventories (net)	$6,233,418	$7,342,039

NOTE 4 – Advances from Related Parties

The Company repaid a total related party advance of $47,309 during the 2018 first quarter. The repayment of the advance was due on demand. The interest rate and term is under negotiation and will be determined at the end of 2018. Other related party repayments of $64,354 were made by the Company during the 2018 first quarter and these advances are also due on demand.

NOTE 5 – Notes Payable

The accompanying financial statements include Wings & Things’ notes payable and related party notes payable assumed in the reverse acquisition. Notes payable unrelated parties as of March 31, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at March 31, 2018 was $37,035. Notes payable-related party at March 31, 2018 were $150,900. Accrued interest at March 31, 2018 was $56,962. The notes bear interest at 8% and are due on demand.

NOTE 6 – Short Term Loans

	March 31, 2018	December 31, 2017

A 2-year term Bank Note from a Chinese Bank in the amount of 4.5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	$716,172	$690,472

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	795,746	767,191

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	795,746	767,191

Total	$2,307,664	$2,224,853

For the three months ended March 31, 2018 and 2017, interest expenses amounted to $67,753 and $58,036, respectively.

At March 31, 2018 and December 31, 2017, accrued interest on the outstanding short-term loans was $254,498 and $184,024, respectively.

Apart from the collateral of Company’s fixed assets, there were no other loan covenants required by the loans disclosed above.

NOTE 7 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $1,026,925 and $983,510 as of March 31, 2018 and December 31, 2017, respectively. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the related-party loans from a major shareholder and the continued renewal of short-term bank loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – Pro Forma

Unaudited Pro Forma Condensed Combined Statements of Operations
Three Months Ended March 31, 2017

	Wing & Things, Inc.	Northern Mountain Silk, Inc. (Acquiree)	Pro Forma Combined
Revenue	$—	$1,868,404	$1,868,404
Costs of revenue	—	1,557,416	1,557,416
Operating expenses	5,515	112,122	117,637
Operating income (loss)	(5,515)	198,866	193,351
Other (expenses)	(4,348)	(57,999)	(62,347)
Income (Loss) before income taxes	(9,863)	140,867	131,004
Income tax provision	—	(100)	(100)
Net income	$(9,863)	$140,767	$130,904
Other comprehensive (loss)		$15,505	15,505
Comprehensive Income (loss)	$(9,863)	$156,272	146,409

Basic and diluted earnings per share	$(0.00)		$0.01
Weighted-average shares	18,000,000		18,000,000

The following Pro-forma Statements of Operations for the three months ended March 31, 2017, include the activity of Northern Mountain Silk, Inc. and Wings & Things, Inc. as if the two entities were consolidated at the beginning of the calendar year 2017.

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

The following information details the results of operations of Yixing Silk and the financial statements for Yixing Silk for the three-month periods ended March 31, 2018 and 2017. Wings’ reporting currency is the U.S. dollar, but Yixing Silk uses the PRC local currency, Renminbi (RMB), as its functional currency. Therefore, the financial statements are adjusted according to the appropriate exchange rate.

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

During 2016 and 2017, Yixing Silk expanded its operations beyond tussah silk manufacturing and cooperated with university partners and research institutes, such as, Liaoning Textile Research Institute, Liaoning University and Shenyang Agricultural University, to draw on the expertise of their professors in the areas of silkworm breeding, silk fabrics, healthy supplements and biotechnology. Management believes this expertise will allow Yixing Silk to develop several new products related to the silkworm’s valuable properties which can be used in several different industries, such as the pharmaceutical industry, health food supplements industry, agriculture and aquaculture industries, and skin care industry.

Yixing Silk’s newest products are being tested by various selected consumers and we are receiving comments and suggestions for future improvements. With proper funding, Yixing Silk intends to commence production and promotion of some or all of their new products. The anticipated potential revenue and profit from these new products has become a focus for the management of Yixing Silk.

Liquidity and Capital Resources

During the three-month periods ended March 31, 2018 and 2017 and the years ended December 31, 2017 and 2016, Yixing Silk has relied upon revenues and short term loans and advances from related parties to fund operations. Management anticipates it will rely upon those sources to fund operations for the next twelve months. At March 31, 2018 Yixing Silk had cash of $475,115 and working capital of $1,328,815 compared to cash of $64,955 and working capital of $1,298,014 at December 31, 2017. Yixing Silk does not have any material commitments for capital expenditures as of March 31, 2018.

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

Commitments and Obligations

At March 31, 2018 Wings & Things recorded short term loans, representing Yixing Silk two-year bank notes, totaling $2,307,664 with accrued interest of $254,498. Notes payable and related party notes payable include those assumed in the reverse acquisition. Notes payable unrelated parties as of March 31, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at March 31, 2018 was $37,035. Notes payable-related party at March 31, 2018 were $150,900. Accrued interest at March 31, 2018 was $56,962. The notes bear interest at 8% and are due on demand.

At March 31, 2018 Wings & Things recorded advances payable of $1,216,029 which are due on demand and carry interest.

In February 2012 Yixing Silk committed to an operating lease for showroom space to commence February 1, 2012. The lease expired in January 2018, but was re-negotiated for an additional year to expire January 10, 2019. Annual rent of $35,482 was paid for the lease period ending January 10, 2018.

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

Results of Operations

For the three months ended March 31, 2018 and 2017

The following chart summarizes the consolidated financial statements of Wings & Things for the three months ended March 31, 2018 and 2017. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SUMMARY OF OPERATING RESULTS

	Three months ended March 31,
	2018	2017
Revenues, net	$3,488,187	$1,868,404
Cost of sales	3,287,461	1,557,416
Gross profit	200,726	310,988
Total operating expenses	176,421	112,122
Total other expense	(67,720)	(57,999)
Income tax provision	—	(100)
Net income (loss)	$(43,415)	$140,767

Yixing Silk recognizes revenue from sales on the date of shipment to customers and when a formal arrangement exists, the price is fixed or determinable, and the delivery is completed. Products sold in the PRC are subject to a Chinese valued-added tax at a rate of 3% to 17% of the gross sales price. Revenue increased during the 2018 first quarter due to the sales promotion launched at the end of 2017.

For the 2018 first quarter Yixing Silk recorded revenues of $3,488,187 compared to revenues of $1,868,404 for the three months ended March 31, 2017 (“2017 first quarter”). The increase in revenues for the 2018 first quarter was due to the increase in sales from new customers for the 2018 first quarter.

Cost of sales increased to $3,287,461 for the 2018 first quarter compared to $1,557,416 for the 2017 first quarter. The increase in cost of sales for the 2018 interim periods was due to the increase in sales.

Gross profit decreased to $200,726 for the 2018 first quarter compared to $310,988 for the 2017 first quarter was because the sales made in 2018 had lower margins.

Total operating expense increased to $176,421 for the 2018 first quarter compared to $112,122 for the 2017 first quarter. During 2018 the company continued conducting more research and development activities related to wild silkworm health supplements, skin care products and apparel.

Total other expense of $67,720 for the 2018 first quarter compared to $57,999 for the 2017 first quarter remained similar.

Yixing Silk’s recorded a net loss of $43,415 for the 2018 first quarter compared to net income of $140,767 for the 2017 first quarter. The decrease primarily reflects the lower margin and increased operating expenses in 2018.

Off-Balance Sheet Arrangements

Wings & Things has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Wings qualifies as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our President, who acts as our Principal Financial Officer, and our Chief Financial Officer, Wings’ management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of March 31, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 15, 2018	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President Principal Executive Officer
Date: May 15, 2018	By: /s/ TsuiMei Wang TsuiMei Wang Chief Financial Officer

