Form 10-Q
period 2018-06-30
WINGS & THINGS INC
filed 2018-08-14
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of August 10, 2018 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to Wings & Things, Inc. consolidated statements of operations for the six-month period ended June 30, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Wings & Things, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,135	$64,955
Accounts receivable, net	1,225,468	491,186
Inventory, net	5,589,353	7,342,039
Prepayments and other current assets	1,326,038	210,092
Total Current Assets	8,184,994	8,108,272

PROPERTY AND EQUIPMENT, NET	453,960	487,891

OTHER ASSETS
Land use rights, net	106,915	109,975
Deposits	3,779	3,836
TOTAL ASSETS	$8,749,648	$8,709,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$356,648	$250,726
Accounts payable and accrued expenses – related party	59,980	53,944
Customer prepayments	246,941	1,152,537
Taxes payable	1,786,368	1,611,416
Other payables	200	200
Advance from related parties	1,653,278	1,281,182
Notes payable – related party	150,900	150,900
Notes payable	84,500	84,500
Short term loans	2,191,847	2,224,853
Total Current Liabilities	6,530,662	6,810,258

TOTAL LIABILITIES	6,530,662	6,810,258

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,761,908	2,761,908
PRC statutory reserve	82,484	82,484
Other accumulated comprehensive income	(26,142)	20,834
Accumulated deficit	(617,264)	(983,510)
Total Stockholders' Equity	2,218,986	1,899,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,749,648	$8,709,974

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three-month Periods Ended June 30,		For Six-month Periods Ended June 30,
	2018	2017	2018	2017

REVENUES	$2,738,240	$3,783,543	$6,226,427	$5,656,859
COST OF SALES	2,204,287	3,310,061	5,491,748	4,871,571
GROSS PROFIT	533,953	473,482	734,679	785,288

OPERATING EXPENSES
General & administrative	52,176	62,271	155,569	163,238
Research & development	12,266	80,623	54,466	80,623
Selling expense	3,688	1,336	34,516	12,754

TOTAL OPERATING EXPENSES	68,130	144,230	244,561	256,615

INCOME FROM OPERATIONS	465,823	329,252	490,128	528,673

OTHER INCOME (EXPENSE)
Interest income	25	32	58	68
Other income	10,988	—	10,988	—
Interest expense	(67,175)	(58,075)	(134,928)	(116,263)

TOTAL OTHER EXPENSE	(56,162)	(58,043)	(123,882)	(116,195)

INCOME BEFORE INCOME TAXES	409,661	271,209	366,246	412,478

PROVISION FOR INCOME TAXES		—	—	(100)

NET INCOME	$409,661	$271,209	$366,246	$412,378

OTHER COMPREHENSIVE INCOME (LOSS)	(129,564)	36,635	(46,976)	52,140

COMPREHENSIVE INCOME/(LOSS)	$280,097	$307,844	$319,270	$464,518

Basic and diluted net loss per share	$0.02	$0.02	$0.02	$0.03
Weighted average shares outstanding	18,000,000	15,000,000	18,000,000	15,000,000

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Six-month Periods Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$366,246	$412,378
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	30,750	28,310
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables	(770,096)	166,863
(Increase) decrease in prepayments and other receivables	(1,162,111)	(114,550)
(Increase) decrease in inventories	1,706,997	(929,831)
Increase (decrease) in taxes payable	206,507	119,804
Increase (decrease) in prepayments from customers	(922,676)	99,364
Increase (decrease) in accounts payable and accrued expenses	119,221	59,825
Net Cash Used in Operating Activities	(425,162)	(157,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,546)	—
Net Cash Used in Investing Activities	(1,546)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(142,547)	(567,913)
Cash received from advances		378,633
Proceeds from related parties	548,633	226,405
Net Cash Provided by Financing Activities	406,086	37,125

Effect of exchange rate changes on cash	(198)	3,777

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,820)	(116,935)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,955	225,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,135	$108,604

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$58,188
Cash paid for income taxes	$—	$100

See accompanying notes to financial statement

Wings & Things, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018

NOTE 1 – Condensed Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed consolidated or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 - Inventories

Inventories consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$1,701,848	$3,507,718
Finished goods	3,887,505	3,834,321
Cost to market adjustment	—	—
Total Inventories (net)	$5,589,353	$7,342,039

NOTE 4 – Advances from Related Parties

The Company repaid a total related party advance of $78,488 during 2018 to one of the shareholders. The repayment of the advance was due on demand. The interest rate and term is under negotiation and will be determined at the end of 2018. The Company received the total advance of $548,633 from the officer and the repayments of $64,059 were made by the Company during the 2018. These advances are also due on demand.

NOTE 5 – Notes Payable

The accompanying financial statements include Wings & Things’ notes payable and related party notes payable assumed in the reverse acquisition. Notes payable unrelated parties as of June 30, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at June 30, 2018 was $38,725. Notes payable-related party at June 30, 2018 were $150,900. Accrued interest at June 30, 2018 was $59,980. The notes bear interest at 8% and are due on demand.

NOTE 6 – Short Term Loans

	June 30, 2018	December 31, 2017

A 2-year term Bank Note from a Chinese Bank in the amount of 4.5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	$680,229	$690,472

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	755,809	767,191

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	755,809	767,191

Total	$2,191,847	$2,224,853

For the six months ended June 30, 2018 and 2017, interest expenses amounted to $125,512 and $116,263, respectively. At June 30, 2018 and December 31, 2017, accrued interest on the outstanding short-term loans was $302,156 and $184,024, respectively.

Apart from the collateral of Company’s fixed assets, there were no other loan covenants required by the loans disclosed above.

NOTE 7 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $617,264 and $983,510 as of June 30, 2018 and December 31, 2017, respectively. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the related-party loans from a major shareholder and the continued renewal of short-term bank loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8 – Pro Forma

The following Pro-forma Statements of Operations for the three and six months ended June 30, 2017, include the activity of Northern Mountain Silk, Inc. and Wings & Things, Inc. as if the two entities were consolidated at the beginning of the calendar year 2017.

Unaudited Pro Forma Condensed Combined Statements of Operations
Three Months Ended June 30, 2017

	Wing &	Northern Mountain Silk, Inc.	Pro Forma
	Things, Inc.	(Acquiree)	Combined
Revenue	$—	$3,783,543	$3,783,543
Costs of revenue	—	3,310,061	3,310,061
Operating expenses	2,615	144,230	146,845
Operating income (loss)	(2,615)	329,252	326,637
Other (expenses)	(4,388)	(58,043)	(62,431)
Income (Loss) before income taxes	(7,003)	271,209	264,206
Income tax provision	—	—	—
Net income	$(7,003)	$271,209	$264,206
Other comprehensive (loss)	—	36,635	36,635
Comprehensive Income(loss)	$(7,003)	$307,844	300,841

Basic and diluted earnings per share	$(0.00)		$0.01
Weighted-average shares	18,000,000		18,000,000

Unaudited Pro Forma Condensed Combined Statements of Operations
Six Months Ended June 30, 2017

	Wing &	Northern Mountain Silk, Inc.	Pro Forma
	Things, Inc.	(Acquiree)	Combined
Revenue	$—	$5,656,859	$5,656,859
Costs of revenue	—	4,871,571	4,871,571
Operating expenses	8,130	256,615	264,745
Operating income (loss)	(8,130)	528,673	520,543
Other (expenses)	(8,736)	(116,195)	(124,931)
Income (Loss) before income taxes	(16,866)	412,478	395,612
Income tax provision	—	(100)	(100)
Net income	$(16,866)	$412,378	$395,512
Other comprehensive (loss)		52,140	52,140
Comprehensive Income(loss)	$(16,866)	$464,518	447,652

Basic and diluted earnings per share	$(0.00)		$0.02
Weighted-average shares	18,000,000		18,000,000

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

The following information details the results of operations of Yixing Silk and the financial statements for Yixing Silk for the six-month periods ended June 30, 2018 and 2017. Wings’ reporting currency is the U.S. dollar, but Yixing Silk uses the PRC local currency, Renminbi (RMB), as its functional currency. Therefore, the financial statements are adjusted according to the appropriate exchange rate.

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

Liquidity and Capital Resources

During the six-month periods ended June 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, Yixing Silk has relied upon revenues and short term loans and advances from related parties to fund operations. Management anticipates it will rely upon those sources to fund operations for the next twelve months. At June 30, 2018 Yixing Silk had cash of $44,135 and working capital of $1,654,332 compared to cash of $64,955 and working capital of $1,298,014 at December 31, 2017. Yixing Silk does not have any material commitments for capital expenditures as of June 30, 2018.

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

Commitments and Obligations

At June 30, 2018 Wings & Things recorded short term loans, representing Yixing Silk two-year bank notes, totaling $2,191,847 with accrued interest of $302,156. Notes payable and related party notes payable include those assumed in the reverse acquisition. Notes payable unrelated parties as of June 30, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at June 30, 2018 was $38,725. Notes payable-related party at June 30, 2018 were $150,900. Accrued interest at June 30, 2018 was $59,980. The notes bear interest at 8% and are due on demand.

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

Concentration of Credit Risk

Financial instruments that potentially subject Yixing Silk to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of June 30, 2018, with respect to trade receivables and advances to suppliers, the company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the company. The company generally is required to make advances to suppliers.

Results of Operations

For the three and six months ended June 30, 2018 and 2017

The following chart summarizes the consolidated financial statements of Wings & Things for the three and six months ended June 30, 2018 and 2017. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SUMMARY OF OPERATING RESULTS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues, net	$2,738,240	$3,783,543	$6,226,427	$5,656,859
Cost of sales	2,204,287	3,310,061	5,491,748	4,871,571
Gross profit	533,953	473,482	734,679	785,288
Total operating expenses	68,130	144,230	244,551	256,615
Total other expense	(56,162)	(58,043)	(123,882)	(116,195)
Income tax provision	—	—	—	(100)
Net income (loss)	$409,661	$271,209	$366,246	$412,378

Yixing Silk recognizes revenue from sales on the date of shipment to customers and when a formal arrangement exists, the price is fixed or determinable, and the delivery is completed. Products sold in the PRC are subject to a Chinese valued-added tax at a rate of 3% to 17% of the gross sales price.

For the three month period ended June 30, 2018 (“2018 second quarter”) Yixing Silk recorded revenues of $2,738,240 compared to revenues of $3,783,543 for the three months ended June 30, 2017 (“2017 second quarter”). For the six month period ended June 30, 2018 (“2018 six month period”) Yixing Silk recorded revenues of $6,226,427 compared to revenues of $5,656,859 for the six months ended June 30, 2017 (“2017 six month period). The decrease in revenues for the 2018 interim periods was due to the promotion in sales during the first quarter 2018.

Cost of sales decreased to $2,204,287 for the 2018 second quarter compared to $3,310,061 the 2017 second quarter. Cost of sales increased to $5,491,748 for the 2018 six month period compared to $4,871,571 for the 2017 six month period. The decrease in cost of sales for the 2018 second quarter was expected because the promotion launched during the first quarter 2018 and there were more sales made during the first quarter. The sales decreased during the second quarter 2018 resulted in the decrease in cost of sales.

Gross profit increased to $533,953 for the 2018 second quarter compared to $473,482 for the 2017 second quarter and decreased to $734,679 for the 2018 six month period compared to $785,288 for the 2017 six month period. The increases during the second quarter 2018 were primarily due to more patented products that have higher margins sold. There were higher sales during the first quarter 2018 because the Company launched the promotion to try to sell the out of date inventories that have lower margins. Therefore, during the six-month period in 2018 the gross profit was lower than the same period in 2017.

Total operating expense decreased to $68,130 for the 2018 second quarter compared to $144,230 for the 2017 second quarter. Total operating expense decreased to $244,551 for the 2018 six month period compared to $256,615 for the 2017 six month period. During the second quarter in 2017 the company incurred more research and development activities related to wild silkworm health supplements, skin care products and apparel than the second quarter in 2018.

Total other expense of $56,162 for the 2018 second quarter compared to $58,043 for the 2017 second quarter and $123,882 for the 2018 six month period compared to $116,195 for the 2017 six month period remained similar.

Yixing Silk’s recorded a net income of $409,661 for the 2018 second quarter compared to net income of $271,209 for the 2017 second quarter and recorded a net incomes of $366,246 for the 2018 six month period compared to net income of $412,378 for the 2017 six month period. The net income for the 2018 interim periods primarily reflects the higher margin and increased operating expenses in 2018.

Off-Balance Sheet Arrangements

Wings & Things has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our President, who acts as our Principal Financial Officer, and our Chief Financial Officer, Wings’ management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of June 30, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 14, 2018	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President Principal Executive Officer
Date: August 14, 2018	By: /s/ TsuiMei Wang TsuiMei Wang Chief Financial Officer

