Form 10-Q
period 2018-09-30
WINGS & THINGS INC
filed 2018-11-14
CIK 1110482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of November 14, 2018 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to Wings & Things, Inc. consolidated statements of operations for the nine-month period ended September 30, 2018 and 2017 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of results to be expected for any subsequent period.

WINGS & THINGS, INC.

Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Wings & Things, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,968	$64,955
Accounts receivable, net	1,617,384	491,186
Inventory, net	4,184,795	7,342,039
Prepayments and other current assets	1,524,661	210,092
Total Current Assets	7,413,808	8,108,272

PROPERTY AND EQUIPMENT, NET	423,098	487,891

OTHER ASSETS
Land use rights, net	102,153	109,975
Deposits	3,635	3,836
TOTAL ASSETS	$7,942,694	$8,709,974

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$404,562	$250,726
Accounts payable and accrued expenses – related party	62,998	53,944
Customer prepayments	20,203	1,152,537
Taxes payable	1,837,869	1,611,416
Other payables	200	200
Advance from related parties	639,271	1,281,182
Notes payable – related party	150,900	150,900
Notes payable	84,500	84,500
Short term loans	2,108,274	2,224,853
Total Current Liabilities	5,308,777	6,810,258

TOTAL LIABILITIES	5,308,777	6,810,258

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	2,761,908	2,761,908
PRC statutory reserve	82,484	82,484
Other accumulated comprehensive income	(144,241)	20,834
Accumulated deficit	(84,234)	(983,510)
Total Stockholders' Equity	2,633,917	1,899,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,942,694	$8,709,974

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For Three-month Periods Ended September 30,		For Nine-month Periods Ended September 30,
	2018	2017	2018	2017

REVENUES	$4,124,537	$4,178,192	$10,350,964	$9,887,325
COST OF SALES	3,473,476	3,497,983	8,965,224	8,414,572
GROSS PROFIT	651,061	680,209	1,385,740	1,472,753

OPERATING EXPENSES
General & administrative	36,701	91,480	192,270	256,113
Research & development	5,756	5,750	60,222	87,118
Selling expense	12,042	12,999	46,558	25,871

TOTAL OPERATING EXPENSES	54,499	110,229	299,050	369,102

INCOME (LOSS) FROM OPERATIONS	596,562	569,980	1,086,690	1,103,651

OTHER INCOME (EXPENSE)
Interest income	24	30	82	99
Other income	—	—	10,746	—
Interest expense	(63,556)	(58,881)	(198,242)	(176,218)

TOTAL OTHER EXPENSE	(63,532)	(58,851)	(187,414)	(176,119)

INCOME BEFORE INCOME TAXES	533,030	511,129	899,276	927,532

PROVISION FOR INCOME TAXES		—	—	(100)

NET INCOME	$533,030	$511,129	$899,276	$927,432

OTHER COMPREHENSIVE INCOME (LOSS)	(118,099)	55,145	(165,075)	107,285

COMPREHENSIVE INCOME (LOSS)	$414,931	$566,274	$734,201	$1,034,717

Basic and diluted net loss per share	$0.03	$0.03	$0.05	$0.05
Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

See accompanying notes to financial statements

Wings & Things, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine-month Periods Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$899,276	$927,432
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	45,105	42,858
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables	(1,216,259)	(215,563)
(Increase) decrease in prepayments and other receivables	(1,399,596)	513,689
(Increase) decrease in inventories	2,927,346	(2,510,704)
Increase (decrease) in taxes payable	328,249	228,962
Increase (decrease) in prepayments from customers	(1,131,799)	538,420
Increase (decrease) in accounts payable and accrued expenses	183,112	129,034

Net Cash Used in Operating Activities	635,434	(345,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	—	563
Purchases of property and equipment	(1,512)	—
Net Cash Used in Investing Activities	(1,512)	563

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(1,399,244)	(573,161)
Proceeds from related parties	792,150	796,717

Net Cash Provided by Financing Activities	(607,094)	223,556

Effect of exchange rate changes on cash	(4,815)	6,976

NET DECREASE IN CASH AND CASH EQUIVALENTS	22,013	(114,768)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,955	225,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,968	$110,771

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$58,767
Cash paid for income taxes	$—	$100

See accompanying notes to financial statement

Wings & Things, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018

NOTE 1 – Condensed Consolidated Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed consolidated or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 - Inventories

Inventories consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$1,605,009	$3,507,718
Finished goods	2,579,786	3,834,321

Total Inventories (net)	$4,184,795	$7,342,039

NOTE 4 – Advances from Related Parties

The Company repaid a total related party advance of $76,759 during 2018 to one of the shareholders. The repayment of the advance was due on demand. The interest rate and term are under negotiation and will be determined at the end of 2018. The Company received the total advance of $792,150 from the officer and the repayments of $1,322,485 were made by the Company during the 2018. These advances are also due on demand.

NOTE 5 – Notes Payable

The accompanying financial statements include Wings & Things’ notes payable and related party notes payable assumed in the reverse acquisition. Notes payable unrelated parties as of September 30, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at September 30, 2018 was $40,415. Notes payable-related party at September 30, 2018 were $150,900. Accrued interest at September 30, 2018 was $62,998. The notes bear interest at 8% and are due on demand.

NOTE 6 – Short Term Loans

	September 30, 2018	December 31, 2017

A 2-year term Bank Note from a Chinese Bank in the amount of 4.5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	$654,292	$690,472

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	726,991	767,191

A 2-year term Bank Note from a Chinese Bank in the amount of 5 million RMB, note bears interest at 11.16%, interest is due quarterly, with principal due on March 30, 2017. The note is secured by fixed assets and currently is in default.	726,991	767,191

Total	$2,108,274	$2,224,853

For the nine months ended September 30, 2018 and 2017, interest expenses amounted to $184,118 and $176,218, respectively. At September 30, 2018 and December 31, 2017, accrued interest on the outstanding short-term loans was $348,762 and $184,024, respectively.

Apart from the collateral of Company’s fixed assets, there were no other loan covenants required by the loans disclosed above.

NOTE 7 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $84,234 and $983,510 as of September 30, 2018 and December 31, 2017, respectively. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the related-party loans from a major shareholder and the continued renewal of short-term bank loans. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The following information details the results of operations of Yixing Silk and the financial statements for Yixing Silk for the nine-month periods ended September 30, 2018 and 2017. Wings’ reporting currency is the U.S. dollar, but Yixing Silk uses the PRC local currency, Renminbi (RMB), as its functional currency. Therefore, the financial statements are adjusted according to the appropriate exchange rate.

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

Liquidity and Capital Resources

During the nine-month periods ended September 30, 2018 and 2017 and the years ended December 31, 2017 and 2016, Yixing Silk has relied upon revenues and short term loans and advances from related parties to fund operations. Management anticipates it will rely upon those sources to fund operations for the next twelve months. At September 30, 2018 Yixing Silk had cash of $86,968 and working capital of $2,105,031 compared to cash of $64,955 and working capital of $1,298,014 at December 31, 2017. Yixing Silk does not have any material commitments for capital expenditures as of September 30, 2018.

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

Commitments and Obligations

At September 30, 2018, Wings & Things recorded short term loans, representing Yixing Silk two-year bank notes, totaling $2,108,274 with accrued interest of $348,762. Notes payable and related party notes payable include those assumed in the reverse acquisition. Notes payable unrelated parties as of September 30, 2018 were $84,500, due on demand, and bear interest at 8%. Accrued interest at September 30, 2018 was $40,415. Notes payable-related party at September 30, 2018 were $150,900. Accrued interest at September 30, 2018 was $62,998. The notes bear interest at 8% and are due on demand.

In February 2012 Yixing Silk committed to an operating lease for showroom space to commence February 1, 2012. The lease expired in January 2018, but was re-negotiated for an additional year to expire January 10, 2019. Annual rent of $35,482 was paid for the lease period ending January 10, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially subject Yixing Silk to significant concentrations of credit risk consist principally of cash, trade receivables and advances to suppliers. As of September 30, 2018, with respect to trade receivables and advances to suppliers, the company extends credit based on evaluations of the customers' and suppliers' financial position and business history with the company. The company generally is required to make advances to suppliers.

Results of Operations

For the three and nine months ended September 30, 2018 and 2017

The following chart summarizes the consolidated financial statements of Wings & Things for the three and nine months ended September 30, 2018 and 2017. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

SUMMARY OF OPERATING RESULTS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net	$4,124,537	$4,178,192	$10,350,964	$9,887,325
Cost of sales	3,473,476	3,497,983	8,965,224	8,414,572
Gross profit	651,061	680,209	1,385,740	1,472,753
Total operating expenses	54,499	110,229	299,050	369,102
Total other expense	(63,532)	(58,851)	(187,414)	(176,119)
Income tax provision	—	—	—	(100)
Net income (loss)	$533,030	$511,129	$899,276	$927,432
Comprehensive income (loss)	$414,931	$566,274	$734,201	$1,034,717

Yixing Silk recognizes revenue from sales on the date of shipment to customers and when a formal arrangement exists, the price is fixed or determinable, and the delivery is completed. Products sold in the PRC are subject to a Chinese valued-added tax at a rate of 3% to 17% of the gross sales price.

For the three month period ended September 30, 2018 (“2018 third quarter”) Yixing Silk recorded revenues of $4,124,537 compared to revenues of $4,178,192 for the three months ended September 30, 2017 (“2017 third quarter”). For the nine month period ended September 30, 2018 (“2018 nine month period”) Yixing Silk recorded revenues of $10,350,964 compared to revenues of $9,887,325 for the nine months ended September 30, 2017 (“2017 nine month period). There were higher sales during the 2018 nine month period because the company launched a promotion to try to sell the out-of-date inventories that have lower margins during the first quarter of 2018.

The changes in the cost of sales reflected the changes in sales during the comparable periods.

Gross profit decreased to $651,061 for the 2018 third quarter compared to $680,209 for the 2017 third quarter due to a slight decrease in sales. Gross profit decreased to $1,385,740 for the 2018 nine month period compared to $1,472,753 for the 2017 nine month period. The decrease in gross profit for the 2018 nine month period reflects increased sales of out-of-date inventories with lower margins. Therefore, during the nine-month period in 2018 the gross profit was lower than the same period in 2017.

Total operating expense decreased to $54,499 for the 2018 third quarter compared to $110,229 for the 2017 third quarter. Total operating expense decreased to $299,050 for the 2018 nine month period compared to $369,102 for the 2017 nine month period. The decrease in operating expenses was expected because the Company was trying to reduce office expenses in order to maintain sufficient cash flow for operations.

Total other expense increased to $63,532 for the 2018 third quarter compared to $58,851 for the 2017 third quarter and increased to $187,414 for the 2018 nine month period compared to $176,119 for the 2017 nine month period remained similar. Total other expense represents the interest expenses to the bank loans.

Yixing Silk recorded a net income of $533,030 for the 2018 third quarter compared to net income of $511,129 for the 2017 third quarter and recorded a net income of $899,276 for the 2018 nine month period compared to net income of $927,432 for the 2017 nine month period. The net income for the 2018 interim periods primarily reflects the higher margin and decreased operating expenses during the 2018 third quarter. However, the company conducted the promotional sales during the 2018 first quarter that contributed to the decrease in net income during the 2018 nine month period.

The significant changes on comprehensive income were due to the fluctuation of foreign currency exchange rate.

Off-Balance Sheet Arrangements

Wings & Things has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

Wings qualifies as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our President, who acts as our Principal Financial Officer, and our Chief Financial Officer, Wings’ management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: November 14, 2018	WINGS & THINGS, INC. By: /s/ Greg L. Popp Greg L. Popp President Principal Executive Officer
Date: November 14, 2018	By: /s/ TsuiMei Wang TsuiMei Wang Chief Financial Officer

